Form 10-Q
period 2000-01-31
ROANOKE TECHNOLOGY CORP
filed 2000-03-15
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-Q
  <P>
                       (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
  For the quarterly period ended January 31, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
  For the transition period from               to
  <P>
              Commission File No. 0-26715
  <P>
                ROANOKE TECHNOLOGY CORP.
      (Name of Small Business Issuer in Its Charter)
  <P>
  Florida                                  22-3558993
  (State or Other Jurisdiction of    (I.R.S. Employer
   Incorporation or Organization)     Identification No.)
  <P>
  1433 Georgia Avenue, Roanoke Rapids, North Carolina 27870
    (Address of Principal Executive Offices)    (Zip Code)
  <P>
                       (252) 537-9222
      (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                     Yes X        No
                                     -----
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2000, the Company had 11,150,685 shares of Common Stock outstanding, $0.0001 par value.
  <P>
                ROANOKE TECHNOLOGY CORP.
              Form 10-Q Quarterly Report
         For the Period Ended January 31, 2000
  <P>

                                                              Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements                                   3
  <P>
       Unaudited Balance Sheets at January 31, 2000              6-7
       and for the Year Ended October 31, 1999
  <P>
       Unaudited Statements of Operations for the Three          8-9
       Months Ended January 31, 2000 and January 31, 1999
  <P>
       Unaudited Statement of Stockholder's Equity as of         10
       January 31, 2000.
  <P>
       Unaudited Cash Flow Statement for the Three Months        11-12
       Ended January 31, 2000 and January 31, 1999
  <P>
       Notes to Condensed Financial Statements                   13-21
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    21-23
  <P>
  PART II - OTHER INFORMATION                                    24
  <P>
  Item 1. Legal Proceedings                                      24
  <P>
  Item 2. Changes in Securities                                  24
  <P>
  Item 3. Defaults Upon Senior Securities                        24
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders    24
  <P>
  Item 5. Other Information                                      24
  <P>
  Signatures                                                     25
  <P>

  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements:
          ---------------------
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying unaudited financial statements are
  presented in accordance with generally accepted
  accounting principles for interim financial information
  and the instructions to Form 10-Q and item 310 under
  subpart A of Regulation S-B.  Accordingly, they do not
  include all of the information and footnotes required by
  generally accepted accounting principles for complete
  financial statements.  The accompanying statements should
  be read in conjunction with the audited financial
  statements for the year ended October 31, 2000.  In the
  opinion of management, all adjustments (consisting only
  of normal occurring accruals) considered necessary in
  order to make the financial statements not misleading,
  have been included.  Operating results for the three
  months ended January 31, 2000 are not necessarily
  indicative of results that may be expected for the year
  ending October 31, 2000.  The financial statements are
  presented on the accrual basis.
  <P>
  <P>
                 ROANOKE TECHNOLOGY CORPORATION
               Financial Statements Table of Contents
  FINANCIAL STATEMENTS                             Page #

       Accountant's Report                         1
  <P>
       Balance Sheets                              2 - 3
       As of January 31, 2000
       And the Year Ended October 31, 1999
  <P>
       Statements of Operations                    4
       For the Three Months Ended
       January 31, 2000 and 1999
  <P>
       Statement of Equity                         5
       As of January 31, 2000
  <P>
       Cash Flow Statements                        6
       For the Three Months Ended
       January 31, 2000 and 1999
  <P>
       Notes to the Financial Statements           7-11
  <P>

  VARMA  &  ASSOCIATES
  Bob A. Varma                  610 Crown Oak Centre Drive
  James P. Gately               Longwood, Florida 32750
                                Office (407) 834-7344
                                Fax (407) 834-7814
  <P>
  Review Report of Independent
  Certified Public Accountant
  <P>
  To the Shareholder and Board of Directors of Roanoke Technologies Corporation
  <P>
  We have reviewed the accompanying balance sheet of Roanoke Technology Corporation as of January 31, 2000, and the related statements of operations, stockholder's equity and cash flows for the quarters ending January 31, 2000 and 1999, in accordance with statements on Standards for Accounting and Review Services issued by the American
  Institute of Certified Public Accountants. All information in these statements is the representation of management.
  <P>
  A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
  Accordingly, we do not express such an opinion.
  <P>
  Based on my review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
  <P>
  Varma & Associates
  March 15, 2000
  <P>
                       ROANOKE TECHNOLOGY CORPORATION
                              BALANCE SHEETS
                As of January 31, 2000 and October 31, 1999

                                    ASSETS

                                             January 31,                October 31,
                                                2000                       1999
                                            -----------                -----------
  CURRENT ASSETS
    Cash                                    $    91,383    $              77,904
                                             -----------               -----------
       Total Current Assets                      91,383                   77,904
  <P>
  PROPERTY AND EQUIPMENT
  <P>
     Equipment and leasehold improvements       175,961                  164,498
     Less: accumulated depreciation              37,280                   26,929
                                             --------------------
  <P>
        Total Property and Equipment            138,681                  137,569
  <P>
  OTHER ASSETS
  <P>
     Organization costs                           1,000                   1,000
     Goodwill                                   19,614                   19,614
     Software                                   622,000                 622,000
     Less: Accumulated amortization             137,511                  84,003
                                             -----------               ----------
     Net intangibles                            505,103                 558,611
     Deposits                                     1,500                   1,500
                                             ------------               ---------
        Total Other Assets                      506,603                 560,111
             TOTAL ASSETS                     $ 736,667               $ 775,584
                                             ============              ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  <P>
     Accounts payable and accrued expenses  $   35,570               $   37,415
     Current maturity of long-term debt          7,1                      6,760
                                            -----------                 ------------
        Total current liabilities               42,710                   44,175
  <P>
  LONG TERM LIABILITIES
  <P>
     Long term debt                             20,052                   22,548
     Less: current portion                       7,140                    6,760
                                            -----------                 ------------
       Total long term liabilities              12,912                   15,788
  <P>
  Deferred Revenue                              44,025                   44,025
                                            -----------                 ------------
         TOTAL LIABILITIES                      99,647                  103,988
  <P>
  STOCKHOLDERS' EQUITY
  --------------------
  <P>
  STOCKHOLDERS' EQUITY
  <P>
     Common stock - $.0001 par value;
      50,000,000 shares authorized;
      11,330,183 issued
      and outstanding                           1,133                     1,133
     Additional paid-in capital             3,360,988                 3,360,988
     Retained earnings                     (2,725,101)               (2,690,525)
                                           -----------              ------------
         TOTAL STOCKHOLDERS' EQUITY           637,020                   671,596
                                           -----------              ------------
  <P>
         TOTAL LIABILITIES AND EQUITY      $  736,667              $    775,584
                                          =============             =============

  <P>
                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
             For the There Months Ending January 31, 2000 and 1999

                                                    2000                    1999
                                                ------------             ---------
  REVENUE
    Sales                                       $   520,679            $    138,127
    Cost of sales                                   260,488                  46,559
                                                ------------               ---------
  GROSS PROFIT                                      260,191                  91,568
  <P>
  GENERAL AND ADMINISTRATIVE EXPENSES
     Advertising                                      1,435                   1,516
     Auto                                               413                       0
     Bank charges                                        74                      90
     Depreciation and amortization                   63,859                   5,650
     Dues and subscriptions                             444                     185
     Legal and accounting                             8,250                   5,950
     Maintenance and repairs                            500                     777
     Marketing                                       36,293                       0
     Meals and entertainment                            771                   1,224
     Office and occupancy expense                    87,628                  54,548
     Rent                                            44,400                   3,300
     Officers salaries and compensation              75,200               1,155,650
     Telephone                                       17,243                   4,246
     Travel                                           4,123                       0
                                                    --------               ----------
        Total general and administrative expenses   296,235               1,233,136
                                                    --------              ----------
  INCOME (LOSS) FROM OPERATION                      (36,044)             (1,141,568)
  <P>
  OTHER INCOME AND (EXPENSE)
  <P>
     Interest - net                                   1,468                     166
                                                    --------               ----------
        Total other income and expense                1,468                     166
                                                    --------               ----------
  <P>
  NET INCOME (LOSS)                             $   (34,576)           $ (1,141,402)
                                                  ============           ===============
  <P>
  NET EARNINGS PER SHARE
     Basic and Diluted
        Net loss per share                 Less than(.01)                  (.12)
  <P>
  Basic and Diluted Weighted Average
     Number of Common Shares Outstanding          10,330,206              9,418,750
  <P>

  <P>
                             ROANOKE TECHNOLOGY CORPORATION
                           STATEMENT OF STOCKHOLDER'S EQUITY
                                 As of January 31, 2000
  <P>

                                                         ADDITIONAL
                                      COMMON STOCK       PAID
                                   SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                            ----------------------------------------------------------------
  Issuance for services          1,525,000     $  153    $  59,323 $          0 $   59,476
  Acquisition                      500,000         50       19,450                  19,500
  First offering                   800,000         80       19,920                  20,000
  Second offering                1,000,000        100       49,900                  50,000
  Third offering                   880,000         88       87,912                  88,000
  Stock compensation             3,175,000        318      123,507                 123,825
  Net loss for the year                                                (305,545)  (305,545)
                            ----------------------------------------------------------------
  Balance at October 31, 1998    7,880,000     $  788     $360,012 $   (305,545)$   55,256
  <P>
  Third offering                 1,349,572        135      354,635                 354,770
  Issuance for consulting fees     250,000         25       24,975                  25,000
  Officer Compensation             850,000         85    1,991,165               1,991,250
  Asset acquisition                999,111         99      629,901                 630,000
  Stock issued for services          1,500                     300                     300
  Net loss for the year                                             (2,384,980) (2,384,980)
                             ---------------------------------------------------------------
  Balance at October 31,1999     11,330,183     $1,133  $3,360,988 $(2,690,525) $  671,596
  <P>
  Net loss for the quarter                                             (34,576)    (34,576)
  <P>
  Balance at January 31, 2000    11,330,183     $1,133  $3,360,988 $(2,725,101) $  637,020
                             ===============================================================

                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Three Months ending January 31, 2000 and 1999
  <P>

                                                          2000                  1999
                                                       -----------           -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
  <P>
     Net income (loss)                                $   (34,576)         $(1,141,402)
  <P>
     Adjustments to reconcile net income to net cash
      provided by  (used in) operating activities:
  <P>
     Depreciation and amortization                         63,859                5,650
     Stock issued for services                                  0            1,181,250
    (Increase) decrease in employee advance                     0                 (300)
    (Increase) decrease in stock subscriptions                  0               53,000
     Increase (decrease) in accrued expenses                1,845                    0
     Increase (decrease) in credit card payable                 0               (5,450)
                                                        ----------          -----------
        Total adjustments to net income                    62,014            1,238,314
                                                        ----------            -----------
  <P>
     Net cash flows from operations                        27,438               96,912
  <P>
  CASH FLOWS FROM INVESTING ACTIVITIES
  <P>
     Cash paid on stockholder loan                              0              (40,566)
     Capital expenditures on equipment and deposits       (11,463)             (22,662)
                                                        -----------           -----------
     Net cash flows from investing                        (11,463)             (63,228)
                                                        -----------           -----------
  <P>
  CASH FLOWS FROM FINANCING ACTIVITIES
  <p>
     Payments on notes                                     (2,496)                (165)
                                                        -----------           ----------
     Net cash flows from financing                         (2,496)                (165)
                                                        -----------           ----------
  CASH RECONCILIATION
  <P>
     Net increase (decrease) in cash                        13,479              33,519
     Cash at beginning of year                              77,904              13,795
                                                         ----------           ----------
  CASH BALANCE AT END OF QUARTER                         $  91,383            $ 47,314
                                                        ===========           ==========
  <P>

             ROANOKE TECHNOLOGY CORPORATION
  <P>
           NOTES TO THE FINANCIAL STATEMENTS
  <P>
  (See Audit Report)
  <P>
  1. Summary of significant accounting policies:
     -------------------------------------------
  <P>
  Industry   Roanoke Technology Corporation (The Company)
  --------
  was incorporated December 11, 1997 as Suffield
  Technologies Corp., its original name, under the laws of
  the State of Florida.   The Company is headquartered in
  Roanoke Rapids, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of
  technology to provide enhanced internet marketing
  capabilities.
  <P>
  Revenue Recognition and Service Warranty   Revenues
  ----------------------------------------
  resulting from technology consulting services is
  recognized as such services are performed, paid and
  complete the service guarantee of 90 days. A deferred revenue account has been established in the financial statements to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. Services are paid for in advance of the service being performed. The services performed are completed by a software program leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service contract
  guarantee.  No provision for estimated future costs
  relating warranties have been made as these costs have
  been historically immaterial.
  <P>
  Cash and Cash Equivalents   The Company considers cash on
  -------------------------
  hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.
  <P>
  Short-Term Investments   Short-term investments
  ----------------------
  ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year.
  <P>
  Basis of Accounting- The Company's financial statements
  -------------------
  are prepared in accordance with generally accepted accounting principles. All costs associated with software development are expensed as Research and
  Development costs.
  <P>
  Property and Equipment   Property and equipment are
  ----------------------
  recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:
  <P>
       Machinery and equipment            2 to 10 years
       Furniture and fixtures             5 t0 10 years
  <P>
  Leasehold improvements are amortized on the straight-line basis over the lessor of the life of the asset or the term of the lease. Maintenance and repairs, as incurred, are charged to expenses; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.
  <P>
  Intangibles   Goodwill represents the excess of purchase
  -----------
  price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.
  <P>
  Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.  Goodwill is
  being amortized by the straight-line method.
  <P>
  Software development costs incurred in the development of products after technological feasibility is attained are capitalized and amortized using the straight-line method over the estimated economic lives of the related products, not to exceed 3 years. The Company considers technological feasibility to be established when the
  Company has completed all planning, designing, coding and testing activities as are necessary to establish design specifications including function, features and technological performance requirements. Capitalization of product design costs ceases and amortization of such costs begins when a product or technology is available for general release to customers for use by The Company.
  <P>
  Research and Development   Research and development costs
  ------------------------
  incurred in the discovery of new knowledge and the
  resulting translation of this new knowledge into plans
  and designs for new products, prior to the attainment of
  the related products' technological feasibility, are recorded as expenses in the period incurred.
  <P>
  Income Taxes   The Company utilizes the asset and
  ------------
  liability method to measure and record deferred income
  tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,
  it is more likely than not that some portion or all of
  the deferred tax assets will not be realized.
  <P>
  Fair Value of Financial Instruments   The Company's
  -----------------------------------
  financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.
  <P>
  Earnings Per Share   Basic earnings per share ("EPS") is
  ------------------
  computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under
  Statement of Financial Accounting Standards (SFAS) No.
  128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.
  <P>
  Concentrations of Credit Risk   Financial instruments
  -----------------------------
  which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.
  <P>
  No customer represented 10 % or more of The Company's
  total sales as of the current reporting period.
  <P>
  Stock-Based Compensation   In accordance with the
  ------------------------
  recommendations in SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), The Company's
  management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date.
  The Company accounted for the stock bonus of 750,000
  shares of restricted stock given to the President of the company as compensation. The bonus was accounted for in the current period in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.
  <P>
  Recently Adopted Accounting Standards   In June 1997, the
  --------------------------------------
  FASB issued SFAS No. 130, "Reporting Comprehensive
  Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a statement that is displayed with
  the same prominence as other financial statements.
  <P>
  SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement.  For example,
  other comprehensive income may include foreign currency
  and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company adopted this accounting standard at inception as required.
  <P>
  In October 1997 the American Institute of Certified
  Public Accountants issued Statement of position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997.
  The Company adopted SOP 97-2 at inception as required. Adoption of this SOP 97-2 did not have a material effect on the financial statements.
  <P>
  In February 1997, the FASB issued SFAS No. 132,
  "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employer disclosures about pension and other postretirment benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Adoption of SFAS 132, when needed is not expected to have a material impact on the
  financial statements.
  <P>
  In June 1998, the FASB issued SFAS No. 133, "Accounting
  for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for
  depending on the use of the derivative and whether it qualifies for hedge accounting. The Company's management believes that adoption of SFAS 133, when needed, will not have a material impact on the financial statements.
  <P>
  2. Related Party Transactions and Going Concern:
     ----------------------------------------------
  <P>
  The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
  The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets. Management believes The Company will continue as a going concern in its current market and is actively marketing its products and services which would enable The Company to meet its obligations and provide additional funds for continued
  new product development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.
  <P>
  During the months of August through October of 1998, The Company borrowed money from James Lee, a former officer of The Company in the amount of $35,000.  The borrowing
  was in the form of demand notes that were used to fund
  the acquisition of Top-10 Promotions, Inc.  In addition
  The Company borrowed from Tamana, Ltd., a corporation, $70,000 in the form of a demand note. The amount borrowed was also used to fund the purchase of Top-10 Promotions Inc. The amounts were paid back with money and a conversion of $35,000 from a demand note to a contribution of capital. An amount of approximately
  $25,000 was outstanding as of October 31, 1998 with that balance paid during the first quarter of the year ending October 31, 1999.
  <P>
  3. Accounts Receivable and Customer Deposits:
     ------------------------------------------
  <P>
  Accounts receivable historically has been immaterial as
  The Company's policy is to have the software that it
  sells paid for in advance. As of the balance sheet date there were no deposits paid in advance.
  <P>
  4. Use of Estimates:
     -----------------
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts
  of revenues and expenses during the reporting period.
  Actual results could differ from those estimates.
  <P>
  5. Revenue and Cost Recognition:
     -----------------------------
  <P>
  The Company uses the accrual basis of accounting for financial statement reporting. Revenues are recognized when products are shipped and expenses realized when
  obligations are incurred.
  <P>
  6. Accounts Payable and accrued expenses:
     --------------------------------------
  <P>
  Accounts payable and accrued expenses consist of trade payables and accrued payroll and payroll taxes created from normal operations of the business.
  <P>
  Long   term debt consists of:
  <P>
  Note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through the maturity date of June, 2003.
  <P>
  Capital Lease with a finance company which bears an
  interest rate of 13.61%. The lease is collateralized by equipment and requires that monthly payments of $534 be made through the maturity date of April, 2002.
  <P>
  Aggregate maturities of long   term debt over the next
  five years are as follows:
  <P>

  For the quarter ending January 31, 2000        For the quarter ending January 31, 1999
  YEAR                    AMOUNT                            YEAR               AMOUNT
  2000                     7,140                            2000               26,450
  2001                     8,241                            2001                1,725
  2002                     3,292                            2002                2,075
  2003                     1,379                            2003                2,400

  <P>
  8. Operating Lease Agreements:
     ---------------------------
  <P>
  The Company rents office space with monthly payments of $2,500. The lease term for this space is ninety months beginning on May 1, 1999 and ending on November 1, 2006.
  <P>
  The Company also rents a house for the convenience of Company employees that are relocating to the area and out of town business guests. The house also serves as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house has monthly payments of $1,200. The lease term is eighteen months beginning March 1, 1999 and ending on August 31, 2001.
  <P>
  The Company also leases its phone systems, internet lines and various equipment . The lease terms range from month to month leases to leases with a term of sixty months.
  All long - term leases include an upgrade clause of which management intends to upgrade technology when available.
  For this reason, The Company considers all of these types
  of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.
  <P>
  9. Stockholders' Equity:
     ---------------------
  <P>
  Preferred Stock
  ---------------
  <P>
  The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of January 31, 1999, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.
  <P>
  Common Stock
  ------------
  <P>
  During the period ending October 1998, the Board of Directors issued 1,525,000 shares of restricted common stock to The Company's officer's, and legal counsel in exchange for services, and issued 500,000 shares of restricted common stock in the acquisition of Top-10 Promotions, Inc.
  <P>
  In addition to the restricted shares issued, The Company sold common stock through two separate private offerings during the period. In the initial offering 800,000 shares were sold each at a price of $0.025.  In the
  second offering 1,000,000 shares were sold each at a
  price of $0.05.
  <P>
  On October 15, 1998, the majority shareholders of The
  Company undertook a Regulation   D, Rule 504, offering
  whereby it sold 2,000,000 shares of common stock, $.0001
  par value per share or an aggregate of $200,000. In addition, each investor in the offering received an option to purchase, for a twelve month period commencing
  on the date of this offering, an additional one share of
  The Company at $1.00 per share for each eight (8) shares purchased in the original offering (or $250,000). In addition, each investor received an option to purchase for an eighteen month period commencing on the date of
  this offering an additional one (1) share of The Company
  for each 8.88 shares previously purchased at $2.00 per
  share or an aggregate of 225,000 shares (or $450,000).
  <P>
  The Company also approved of the investment by Arthur Harrison & Associates in the offering provided that such investment in The Company was in lieu of monies owed to Arthur Harrison & Associates by The Company for two (2) promissory notes dated September 22, 1998 and October 10, 1998. Further more, Arthur Harrison & Associates agreed to waive its rights to any interest on promissory notes.
  <P>
  Stock Incentive Plans
  <P>
  On March 1, 1999, The Company entered into a stock option agreement with the Director of Operation, Glenn Canady, as noted in footnote number eleven. The Company applies Accounting Principles Board Opinion No. 25, "Accounting
  for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options.
  <P>
  Pro forma information regarding net income and earnings
  per share is required by SFAS 123, and has been
  determined as if The Company had accounted for its
  employee stock options under the fair value method of
  SFAS 123. As of the balance sheet date, there is no material effect on earnings and earnings per share.
  <P>
  10. Acquisitions:
      -------------
  <P>
  On March 30, 1999 The Company acquired certain assets of Offshore Software Development Ltd. ("Offshore") in an exchange of assets for 999,111 shares of The Company issued to offshore shareholders.  The Company's
  management has valued the transaction at $630,000.
  <P>
  The assets included were comprised of four computers
  valued at $8,000 and two software programs valued at $622,000. The value of these assets was determined on the basis of the company's management estimation and the value of stock, if The Company were to issue stock to raise the capital to purchase these items. Management's estimate of fair value was made by estimating the purchase price of the computers, the estimated man hours
  to produce the software and a consideration of the productivity savings that The Company would experience.
  As of the balance sheet date and the date of the audit
  the assets of Offshore were in transport to the North Carolina office of The Company. The assets, consisting of the four computers and the rights to the program code
  for two software products, are intended to enhance The Company's ability to market and increase the speed of computer operations.
  <P>
  Effective May 29, 1998, The Company acquired all the outstanding common stock of Top-10 Promotions, Inc., consisting of 100 shares, effective. These shares were redeemed and cancelled. The 100 shares of Top-10 Promotions, Inc. were acquired in exchange for 500,000 "restricted" shares of The Company's common stock issued to David Smith, the sole shareholder of Top-10
  Promotions, Inc. This transaction has been accounted for using the purchase method of accounting. The value of the share exchanged by both parties was determined to be $19,500, including a value of $(114) attributed to the fair value of assets and liabilities, and $19,614 of goodwill attributed to the method of doing business and the internally developed software.
  <P>
  Simultaneous with the acquisition, The Company purchased
  all of the remaining authorized shares of Top-10
  Promotions, Inc. for $50,000 payable at closing and
  $17,500 per month payable over an eleven month period as other consideration. The Company borrowed funds for this transaction and later, upon agreement with the lender, converted a portion of the amount due as capital
  contributed to The Company.   <P>
  Also, the former owner of Top-10 Promotions, Inc. was
  given the right to borrow up to 25% of retained earnings
  of Roanoke Technologies Corporation in fiscal year 1998
  or the first two quarters of fiscal 1999.  Such   borrowings
  shall be secured by his restricted stock
  received in the acquisition at a 75% discount value to market. Repayment shall be for a two-year period at a 5% annual interest rate. The Company also entered into an employment contract with the former owner of Top-10 Promotions.
  <P>
  11. Employment Contract and Incentive Commitments:
      -----------------------------------------------
  <P>
  The Company has entered into a two year employment
  contract with the former owner of  Top-10 Promotions.
  The contract provides for: salary not to exceed $10,000
  per month (with not more than a 3% salary increase
  provided The Company is profitable by at least twice the amount of the salary increase); quarterly bonus of 30% of the net income before income tax of The Company; standard non-competition clause; an option to renew the employment agreement for an additional two year term (provided he is not in default under the employment agreement); and the following management incentives: for fiscal year ending September 30, 1999 (a) 100,000 "restricted" shares if the surviving corporation has $2 million in gross revenues;
  (b) 100,000 "restricted" shares if The Company has
  $400,000 in after tax earnings.
  <P>
  At November 1, 1998 The Company's management approved the issuance of 750,000 shares of restricted common shares of The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued and management values the compensation at $150,000 in agreement with the same fair value computation as attributed to the purchase of assets from the acquisition of Offshore Software Development
  Ltd. noted in footnote ten.
  <P>
  The Company has entered into an employment agreement with The Company's Director of Operations on March 1, 1999.
  The agreement calls for a contract period of four years
  upon which The Director will be paid an annual salary of $60,000 with standard company commissions and bonuses.
  The salary will adjust to $80,000 at June 4th 1999. In addition the director's salary shall increase to $100,000 at the time The Company's gross revenues exceed
  $1,000,000 during any twelve month period and $120,000
  once The Company's gross revenues exceed $2,000,000
  during any twelve month period.  Upon the director's
  salary increasing to $80,000 or above, the director shall
  no longer be entitled to commissions and bonuses.
  <P>
  In addition to the above mentioned, the director will be granted stock options in The Company at an exercise price of $1.00 per share of common stock in the amount of
  50,000 shares per year, after each year's service, for a four year period. Such shares will be restricted for a two year period from the date of issuance.
  <P>
  The Company will account for these options during the
  time that they are earned in accordance with APB Opinion
  No. 25. At the present time, the fair value of these options are not in excess of the exercise price and not exercisable; therefore there is no compensation expense to record. A determination of the fair value of these options may be extended to the end of the current fiscal year. Other conditions are included in this employment agreement, but remain immaterial to the financial statements.
  <P>
  12. Payroll Taxes Payable and Deferred Tax Assets and
      Liabilities:
      --------------------------------------------------
  <P>
  The Company accrues payroll and income taxes.  The
  Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial
  Accounting Standards 109.   As of January 31, 2000, The
  Company had a deferred tax assets in the amount of
  $440,000 that is derived from a net operating tax loss carryforward associated with stock compensation. The deferred tax assets will expire during the years ending October 31, 2018 and 2019 in the amounts of $40,000 and $400,000 respectively. It is uncertain as to when this compensation will be deductible as it can only be deducted for tax purposes when the officers sell the
  respective shares.
  <P>
  13. Required Cash Flow Disclosure for Interest and Taxes
      Paid:
      ----------------------------------------------------
  <P>
  The Company paid interest in the amount of $2,954 during
  the twelve months ending October 31, 1999.  The Company
  at October 31, 1999 has no income tax payments due and
  did not pay any income tax amounts during the period.
  <P>
  Non-cash transactions include stock based employee compensation as listed in the financial statements, the acquisition of the assets of Offshore Software
  Development Ltd. for stock in The Company and the
  retirement of  note payables of the initial funding of
  The Company upon acquisition of Top-10 as a contribution
  to additional paid in capital .
  <P>
  14. Contingent Liabilities:
      -----------------------
  <P>
  The Company has invested significant resources in the
  latest information technologies regarding the effect of
  Year 2000 issues. The Company's management feels it has minimized the effects of these issues; however, there can be no assurance that the systems of other companies on
  which The Company relies will be timely corrected, or
  that any failure by another company to correct such
  systems would not have a material adverse effect on The Company. Contingency plans are currently being developed to be implemented in the event any information technology system, non-information technology system, third party or supplier is not Year 2000 compliant in a timely manner.
  <P>
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
          ------------------------------------------------
  <P>
  Forward-Looking Statements
  ---------------------------
  <P>
  Forward-looking statements, based on management's current views and assumptions, are made throughout the
  Management's Discussion and Analysis and elsewhere in
  this report to stockholders. These statements are subject
  to certain risks and uncertainties that could cause
  actual results to differ materially from historical
  results and those presently anticipated or projected.
  Among the factors that may affect operating results are
  the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10 for the year ended October 31, 1999 contains further discussion of these matters.
  <P>
  Result of Operations
  --------------------
  <P>
  Losses from operations decreased to $36,044 for the three months ended January 31, 2000 as compared for the three months ended January 31, 1999. The decrease in losses was due in part by increased sales staff and a decrease
  in officer stock compensation.  In addition the company
  is actively seeking additional marketing capabilities outside of the United States.
  <P>
  Selling, general and administrative expenses increased
  due to additional marketing costs, website development
  costs and amortization for additional operating
  resources.  These same costs were decreased, as compared
  to the prior year quarter, by officer compensation in the
  form of stock.
  <P>
  Liquidity
  ----------
  <P>
  Net cash flows from operating activities decreased for
  the quarter ending January 31, 2000 as compared to the quarter ending January 31, 1999. This decrease is due to the increased sales staff and marketing costs that is needed to generate future sales growth in the United
  States and abroad.
  <P>
  The Company has maintained a positive working capital balance due to its limited amount of debt and its ability to fund operations through its stock offerings. Working capital increased from $12,349 in the first quarter of
  1999 to $48,674 in the first quarter of 2000.
  <P>
  Future Outlook
  --------------
  <P>
  During the quarter ended January 31, 2000 the Company was actively marketing a new website along with its current services provided. The Company is actively marketing its technology within the United States, as well as in
  Europe. The Company is also considering at this time contractual agreements that will enable the Company to increase the visibility in broader markets. There is no guarantee that such efforts will produce expected results, however; the Company is pleased with its results
  to date as these result have fallen in line with the
  Company's expectations.
  <P>
  Forward-looking statements, based on management's current views and assumptions, are made throughout the
  Management's Discussion and Analysis and elsewhere in
  this report to stockholders. These statements are subject
  to certain risks and uncertainties that could cause
  actual results to differ materially from historical
  results and those presently anticipated or projected.
  Among the factors that may affect operating results are
  the following: success of the Company's change in focus; competitive environment; and general economic conditions. Our Form 10-K for the year ended October 31, 2000 will contain further discussion of these matters.
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders. None
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only
  SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has
  duly caused this 10-Q report to be signed on its behalf
  by the undersigned thereunto duly authorized.
  <P>
                            ROANOKE TECHNOLOGY CORP.
                            (Registrant)
  <P>
  Date: March 15, 2000      /s/ Edwin E. Foster, Jr.
                            ------------------------
                                Edwin E. Foster, Jr.
                                Secretary
  <P>