Form 10-Q
period 2000-07-31
ROANOKE TECHNOLOGY CORP
filed 2000-09-13
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-Q
  <P>
                         (Mark One)
  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  <P>
     For the quarterly period ended July 31, 2000
  <P>
  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE EXCHANGE ACT
  <P>
      For the transition period from               to
  <P>
                Commission File No. 0-26715
  <P>
                 ROANOKE TECHNOLOGY CORP.
      (Name of Small Business Issuer in Its Charter)

  Florida                                                   22-3558993
  (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
    Incorporation or Organization)
  <P>
  1433 Georgia Avenue, Roanoke Rapids, North Carolina        27870
  (Address of Principal Executive Offices)                 (Zip Code)

  <P>
                       (252) 537-9222
      (Issuer's Telephone Number, Including Area Code)
  <P>
  Check whether the issuer: (1) filed all reports required
  to be filed by Section 13 or 15(d) of the Exchange Act
  during the past 12 months (or for such shorter period
  that the registrant was required to file such reports),
  and (2) has been subject to such filing requirements for
  the past 90 days.
  <P>
                     Yes X        No
  <P>
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2000, the Company had 12,655,677 shares of Common Stock outstanding, $0.0001 par value.
  <P>

                        ROANOKE TECHNOLOGY CORP.
                       Form 10-Q Quarterly Report
                    For the Period Ended July 31, 2000
                                                            Page
  Part I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements                                3
  <P>
       Unaudited Balance Sheets at July 31, 2000              6-7
       and for the Year Ended October 31, 1999
  <P>
       Unaudited Statements of Operations for the Three       8-9
       Months Ended July 31, 2000 and July 31, 1999
       and the Nine Months Ended July 31, 2000 and
       July 31, 1999
  <P>
       Unaudited Statement of Stockholder's Equity as of      10
       July 31, 2000.
  <P>
       Unaudited Cash Flow Statement for the Nine Months      11-12
       Ended July 31, 2000 and July 31, 1999
  <P>
       Notes to Condensed Financial Statements                13-21
  <P>
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 21-23
  <P>
  PART II - OTHER INFORMATION                                 24
  <P>
  Item 1. Legal Proceedings                                   24
  <P>
  Item 2. Changes in Securities                               24
  <P>
  Item 3. Defaults Upon Senior Securities                     24
  <P>
  Item 4. Submission of Matters to a Vote of Security Holders 24
  <P>
  Item 5. Other Information                                   24
  <P>
  Signatures                                                  25
  <P>

  <P>
  PART I - FINANCIAL INFORMATION
  <P>
  Item 1. Financial Statements:
  <P>
  BASIS OF PRESENTATION
  <P>
  The accompanying reviewed financial statements are
  presented in accordance with generally accepted
  accounting principles for interim financial information
  and the instructions to Form 10-Q and item 310 under
  subpart A of Regulation S-B.  Accordingly, they do not
  include all of the information and footnotes required by
  generally accepted accounting principles for complete
  financial statements.  The accompanying statements should
  be read in conjunction with the audited financial
  statements for the year ended October 31, 2000.  In the
  opinion of management, all adjustments (consisting only
  of normal occurring accruals) considered necessary in
  order to make the financial statements not misleading,
  have been included.  Operating results for the three
  months and nine months ended July 31, 2000 are not
  necessarily indicative of results that may be expected
  for the year ending October 31, 2000.  The financial
  statements are presented on the accrual basis.
  <P>
  VARMA  &  ASSOCIATES
  Bob A. Varma
  James P. Gately
  610 Crown Oak Centre Drive
  Longwood, Florida 32750
  Office (407) 834-7344
  Fax:   (407) 834-7814
  <P>
  Review Report of Independent
  Certified Public Accountant
  <P>
  To the Shareholder and Board of Directors of Roanoke Technologies Corporation
  <P>
  We have reviewed the accompanying balance sheet of Roanoke Technology Corporation as of July 31, 2000, and the related statements of operations, stockholder's equity, and cash flows for the quarters ending July 31, 2000 and 1999, in accordance with statements on Standards for Accounting and Review Services issued by the American
  Institute of Certified Public Accountants. All information in these statements is the representation of management.
  <P>
  A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
  Accordingly, we do not express such an opinion.
  <P>
  Based on my review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
  <P>
  Varma & Associates
  September 12, 2000
  <P>

                       ROANOKE TECHNOLOGY CORPORATION
                              BALANCE SHEETS
                As of July 31, 2000 and October 31, 1999
                                  ASSETS
                                     July 31,                October 31,
                                        2000                       1999
                                  -----------                -----------
  CURRENT ASSETS
    Cash                        $    36,645    $              77,904
    Accounts receivable              24,276                        0
    Employee advance                    990                        0
                                  -----------               -----------
       Total Current Assets          61,911                   77,904
  <P>
  PROPERTY AND EQUIPMENT
  <P>
     Equipment and leasehold
     improvements                   254,900                  164,498
     Less: accumulated depreciation  51,625                   21,490
                                   -----------               -----------
  <P>
      Total Property and Equipment  203,275                  143,008
  <P>
  OTHER ASSETS
  <P>
     Organization costs               1,000                   1,000
     Goodwill                        19,614                  19,614
     Software                       313,000                 313,000
     Less: Accumulated amortization 153,628                  70,353
                                   -----------               ----------
     Net intangibles                179,986                 263,261
     Deposits                         1,500                   1,500
     Stockholder Loan                22,932                       0
                                   ------------               ---------
        Total Other Assets          204,418                 264,761
  <P>
             TOTAL ASSETS         $ 469,604               $ 485,673
                                  ============              ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  <P>
     Accounts payable and
     accrued expenses             $   90,335                $  37,415
     Current maturity of
     long-term debt                    7,140                    6,760
                                    -----------                 ------------
        Total current liabilities     97,475                   44,175
  <P>
  LONG TERM LIABILITIES
  <P>
     Long term debt                    15,221                   22,548
     Less: current portion              7,140                    6,760
                                  -----------                 ------------
       Total long term liabilities      8,081                   15,788
  <P>
  Deferred Revenue                          0                   44,025
                                  -----------                 ------------
         TOTAL LIABILITIES            105,556                  103,988
  <P>
  STOCKHOLDERS' EQUITY
  --------------------
  <P>
  STOCKHOLDERS' EQUITY
  <P>
     Common stock - $.0001 par value;
      50,000,000 shares authorized;
      11,330,183 issued
      and outstanding                   1,133                     1,133
     Additional paid-in capital     3,372,501                 3,372,501
     Retained earnings             (3,009,586)               (2,991,949)
                                  -----------              ------------
         TOTAL STOCKHOLDERS' EQUITY   364,048                   381,685
                                  -----------              ------------
  <P>
         TOTAL LIABILITIES AND EQUITY$469,604              $    485,673
                                 =============             =============

  <P>

                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                       Three Months               Nine Months
                                       Ended July 31             Ended July 31
                                      2000      1999           2000          1999
                                     -------  --------        -------      -------
  REVENUE
    Sales                           $421,248   421,322      1,557,133      873,772
    Cost of sales                    250,611   265,215        800,244      557,436
                                     -------  --------        -------      -------
  GROSS PROFIT                       170,637   156,107        756,889      316,336
  <P>
  GENERAL & ADMINISTRATIVE EXPENSES
     Advertising                         280     6,385          1,848       10,463
     Auto                                457     2,574          2,274        2,574
     Bank charges                        248        68            631          264
     Depreciation and amortization    38,757    27,450        113,410       60,213
     Dues and subscriptions            1,145       420          1,825        1,777
     Legal and accounting             13,015    32,542         60,343       79,603
     Maintenance and repairs             372     6,358          1,132        7,794
     Marketing                        23,898         0        104,179            0
     Meals and entertainment           1,937       118          3,120        4,154
     Office and occupancy expense     91,328    38,440        287,784       61,112
     Rent                             11,959    13,650         32,772       27,400
     Officers salaries                64,800    70,200        210,200    1,288,417
     Telephone                        12,926     8,142         54,796       16,300
     Travel                            2,091         0          9,479        7,363
                                     -------  --------       --------     --------
     Total                           263,213   206,347        883,793    1,567,434
                                     -------  --------       --------     --------
  INCOME (LOSS) FROM OPERATION       (92,576)  (50,240)      (126,904)  (1,251,098)
  <P>
  OTHER INCOME AND (EXPENSE)
  <P>
     Interest - net                      176     (661)          1,268      (2,270)
     Gain on sale of stock                 0        0         108,000           0
                                     -------  --------       --------    --------
     Total                               176     (661)        109,268      (2,270)
                                     -------  --------       --------    --------
  <P>
  NET INCOME (LOSS)              $   (92,400)$ (50,901)     $ (17,636)$(1,253,368)
                                    ========  ========       ========    ========
  <P>
  NET EARNINGS PER SHARE
     Basic and Diluted
        Net loss per share         Less than(.01)           Less than (.01)
  <P>
  Basic and Diluted Weighted Average
  Number of Common Shares Outstanding  11,330,183                8,103,721
  <P>

  <P>

                             ROANOKE TECHNOLOGY CORPORATION
                           STATEMENT OF STOCKHOLDER'S EQUITY
                                 As of July 31, 2000
  <P>
                                                         ADDITIONAL
                                      COMMON STOCK       PAID
                                   SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                            ----------------------------------------------------------------
  Issuance for services          1,525,000     $  153    $  59,323 $          0 $   59,476
  Acquisition                      500,000         50       19,450                  19,500
  First offering                   800,000         80       19,920                  20,000
  Second offering                1,000,000        100       49,900                  50,000
  Third offering                   880,000         88       87,912                  88,000
  Stock compensation             3,175,000        318      123,507                 123,825
  Net loss for the year                                                (305,545)  (305,545)
                            ----------------------------------------------------------------
  Balance at October 31, 1998    7,880,000     $  788     $360,012 $   (305,545)$   55,256
  <P>
  Third offering                 1,349,572        135      354,635                 354,770
  Issuance for consulting fees     250,000         25       24,975                  25,000
  Officer Compensation             850,000         85    1,991,165               1,991,250
  Asset acquisition                999,111         99      629,901                 630,000
  Stock issued for services          1,500                  11,813                  11,813
  Net loss for the year                                             (2,686,404) (2,686,404)
                             ---------------------------------------------------------------
  Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $(2,991,949) $  381,685
  <P>
  Net loss at July 31, 2000                                            (17,637)    (17,637)
  <P>
  Balance at July 31, 2000       11,330,183     $1,133  $3,372,501 $(3,009,586)  $ 364,048
                             ===============================================================

                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the Nine Months ending July 31, 2000 and 1999
  <P>
                                                          2000                  1999
                                                       -----------           -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
  <P>
     Net income (loss)                                $   (17,636)          $(1,253,368)
  <P>
     Adjustments to reconcile net income to net cash
      provided by  (used in) operating activities:
  <P>
     Depreciation and amortization                        113,410               60,213
     Stock issued for services                                  0            1,181,250
    (Increase) decrease in employee advance                  (990)                 500
    (Increase) decrease in accounts receivable            (24,276)                   0
     Increase (decrease) in payables & accrued expenses    52,920               41,777
     Increase (decrease) in deposits                            0               (1,500)
     Increase (decrease) in deferred revenue              (44,025)
                                                        ----------            -----------
        Total adjustments to net income                    97,039            1,281,740
                                                        ----------            -----------
  <P>
     Net cash flows from operations                        79,403               28,372
  <P>
  CASH FLOWS FROM INVESTING ACTIVITIES
  <P>
     Cash paid on officers loan                           (22,932)             (62,324)
     Capital expenditures on equipment                    (90,401)             (92,068)
                                                        -----------           -----------
     Net cash flows from investing                       (113,333)            (154,392)
                                                        -----------           -----------
  <P>
  CASH FLOWS FROM FINANCING ACTIVITIES
  <p>
     Cash received - stock                                      0              258,760
     Payments on notes                                     (7,329)              (1,939)
     Cash received - note payable                               0               15,721
                                                        -----------           ----------
     Net cash flows from financing                         (7,329)             272,542
                                                        -----------           ----------
  CASH RECONCILIATION
  <P>
     Net increase (decrease) in cash                       (41,259)            146,522
     Cash at beginning of year                              77,904              13,795
                                                         ----------           ----------
  CASH BALANCE AT July 31, 2000                          $  36,645            $160,317
                                                        ===========           ==========
  <P>

             ROANOKE TECHNOLOGY CORPORATION
  <P>
           NOTES TO THE FINANCIAL STATEMENTS
  <P>
  (See Audit Report)
  <P>
  1. Summary of significant accounting policies:
     -------------------------------------------
  <P>
  Industry   Roanoke Technology Corporation (The Company)
  --------
  was incorporated December 11, 1997 as Suffield
  Technologies Corp., its original name, under the laws of
  the State of Florida.   The Company is headquartered in
  Roanoke Rapids, North Carolina and does business as Top-
  10 Promotions, Inc.  The Company is engaged in the
  design, development, production, and marketing of
  technology to provide enhanced internet marketing
  capabilities.
  <P>
  Revenue Recognition and Service Warranty   Revenues
  ----------------------------------------
  resulting from technology consulting services is
  recognized as such services are performed, paid and
  complete the service guarantee of 90 days. A deferred revenue account had been established in the financial statements to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. During February of 2000 the service agreement was changed thus not requiring a deferred revenue account.  Services are most often paid
  for in advance of the service being performed.  The
  services performed are completed by a software program leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service
  contract guarantee.  No provision for estimated future
  costs relating warranties have been made as these
  costs have been historically immaterial.
  <P>
  Cash and Cash Equivalents   The Company considers cash on
  -------------------------
  hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.
  <P>
  Short-Term Investments   Short-term investments
  ----------------------
  ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year.
  <P>
  Basis of Accounting- The Company's financial statements
  -------------------
  are prepared in accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as
  a cost of sales through an ongoing research and
  development program.
  <P>
  Property and Equipment   Property and equipment are
  ----------------------
  recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:
  <P>
       Machinery and equipment            2 to 10 years
       Furniture and fixtures             5 t0 10 years
  <P>
  Leasehold improvements are amortized on the straight-line basis over the lessor of the life of the asset or the term of the lease. Maintenance and repairs, as incurred, are charged to expenses; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.
  <P>
  Long-lived Assets - Long lived assets, including property ----------------- and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in
  circumstances indicate that the carrying value of the
  assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.
  <P>
  Intangibles   Goodwill represents the excess of purchase
  -----------
  price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.
  <P>
  Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.
  <P>
  Research and Development   Research and development costs
  ------------------------
  incurred in the discovery of new knowledge and the
  resulting translation of this new knowledge into plans
  and designs for new services, prior to the attainment of
  the related products' technological feasibility, are recorded as expenses in the period incurred.
  <P>
  Income Taxes   The Company utilizes the asset and
  ------------
  liability method to measure and record deferred income
  tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,
  it is more likely than not that some portion or all of
  the deferred tax assets will not be realized.
  <P>
  Fair Value of Financial Instruments   The Company's
  -----------------------------------
  financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.
  <P>
  Earnings Per Share   Basic earnings per share ("EPS") is
  ------------------
  computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under
  Statement of Financial Accounting Standards (SFAS) No.
  128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.
  <P>
  Concentrations of Credit Risk   Financial instruments
  -----------------------------
  which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.
  <P>
  No customer represented 10 % or more of The Company's
  total sales as of the current reporting period.
  <P>
  Stock-Based Compensation   In accordance with the
  ------------------------
  recommendations in SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), The Company's
  management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date.
  The Company accounted for the stock bonus of 750,000
  shares of restricted stock given to the President of the company as compensation. The bonus was accounted for in the current period in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.
  <P>
  Recently Adopted Accounting Standards   In June 1997, the
  --------------------------------------
  FASB issued SFAS No. 130, "Reporting Comprehensive
  Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a statement that is displayed with
  the same prominence as other financial statements.
  <P>
  SFAS No. 130 does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that statement. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement.  For example,
  other comprehensive income may include foreign currency
  and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Company adopted this accounting standard at inception as required.
  <P>
  In October 1997 the American Institute of Certified
  Public Accountants issued Statement of position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997.
  The Company adopted SOP 97-2 at inception as required. Adoption of this SOP 97-2 did not have a material effect on the financial statements.
  <P>
  In February 1997, the FASB issued SFAS No. 132,
  "Employer's Disclosure about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employer disclosures about pension and other postretirment benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. Adoption of SFAS 132, when needed is not expected to have a material impact on the
  financial statements.
  <P>
  In June 1998, the FASB issued SFAS No. 133, "Accounting
  for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for
  depending on the use of the derivative and whether it qualifies for hedge accounting. The Company's management believes that adoption of SFAS 133, when needed, will not have a material impact on the financial statements.
  <P>
  2. Related Party Transactions and Going Concern:
     ----------------------------------------------
  <P>
  The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
  The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets. Management believes The Company will continue as a going concern in its current market and is actively marketing its products and/or services which would enable The Company to meet its
  obligations and provide additional funds for continued
  new product and/or service development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.
  <P>
  3. Accounts Receivable and Customer Deposits:
     ------------------------------------------
  <P>
  Accounts receivable historically have been immaterial as
  The Company's policy is to have the software that it
  sells paid for in advance. As of the balance sheet date there were no deposits paid in advance.
  <P>
  4. Use of Estimates:
     -----------------
  <P>
  The preparation of financial statements in conformity
  with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts
  of revenues and expenses during the reporting period.
  Actual results could differ from those estimates.
  <P>
  5. Revenue and Cost Recognition:
     -----------------------------
  <P>
  The Company uses the accrual basis of accounting for financial statement reporting. Revenues are recognized when products are shipped and expenses realized when
  obligations are incurred.
  <P>
  6. Accounts Payable and accrued expenses:
     --------------------------------------
  <P>
  Accounts payable and accrued expenses consist of trade payables and accrued payroll and payroll taxes created from normal operations of the business.
  <P>
  Long   term debt consists of:
  <P>
  Note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through the maturity date of June, 2003.
  <P>
  Capital Lease with a finance company which bears an
  interest rate of 13.61%. The lease is collateralized by equipment and requires that monthly payments of $534 be made through the maturity date of April, 2002.
  <P>
  Aggregate maturities of long   term debt over the next
  five years are as follows:
  <P>

  For the quarter ending July 31, 2000        For the year ending October 31, 1999
  YEAR                    AMOUNT                            YEAR               AMOUNT
  2000                     7,140                            2000                6,760
  2001                     7,727                            2001                7,803
  2002                       354                            2002                5,710
  2003                         0                            2003                2,275
  2004                         0                            2004                    0

  <P>
  8. Operating Lease Agreements:
     ---------------------------
  <P>
  The Company rents office space with monthly payments of $2,500. The lease term for this space is ninety months beginning on May 1, 1999 and ending on November 1, 2006.
  <P>
  The Company also rents a house for the convenience of Company employees that are relocating to the area and out of town business guests. The house also serves as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house has monthly payments of $1,200. The lease term is March 1, 1999 through August 31,2001.
  <P>
  The Company also leases its phone systems, internet lines and various equipment . The lease terms range from month to month leases to leases with a term of sixty months.
  All long - term leases include an upgrade clause of which management intends to upgrade technology when available. For this reason, The Company considers all of these types of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.
  <P>
  9. Stockholders' Equity:
     ---------------------
  <P>
  Preferred Stock
  ---------------
  <P>
  The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of January 31, 1999, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.
  <P>
  Common Stock
  ------------
  <P>
  During the period ending October 1998, the Board of Directors issued 1,525,000 shares of restricted common stock to The Company's officer's, and legal counsel in exchange for services, and issued 500,000 shares of restricted common stock in the acquisition of Top-10 Promotions, Inc.
  <P>
  In addition to the restricted shares issued, The Company sold common stock through two separate private offerings during the period. In the initial offering 800,000 shares were sold each at a price of $0.025.  In the
  second offering 1,000,000 shares were sold each at a
  price of $0.05.
  <P>
  On October 15, 1998, the majority shareholders of The
  Company undertook a Regulation   D, Rule 504, offering
  whereby it sold 2,000,000 shares of common stock, $.0001 par value per share or an aggregate of $200,000. In addition, each investor in the offering received an option to purchase, for a twelve month period commencing on the date of this offering, an additional one share of The Company at $1.00 per share for each eight (8) shares purchased in the original offering (or $250,000). In addition, each investor received an option to purchase for an eighteen month period commencing on the date of this offering an additional one (1) share of The Company for each 8.88 shares previously purchased at $2.00 per share or an aggregate of 225,000 shares (or $450,000).
  <P>
  The Company also approved of the investment by Arthur Harrison & Associates in the offering provided that such investment in The Company was in lieu of monies owed to Arthur Harrison & Associates by The Company for two (2) promissory notes dated September 22, 1998 and October 10, 1998. Further more, Arthur Harrison & Associates agreed to waive its rights to any interest on promissory notes.
  <P>
  Stock Incentive Plans
  <P>
  On March 1, 1999, The Company entered into a stock option agreement with the Director of Operation, Glenn Canady, as noted in footnote number eleven. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options.
  <P>
  Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if The Company had accounted for its employee stock options under the fair value method of
  SFAS 123. As of the balance sheet date, there is no material effect on earnings and earnings per share.
  <P>
  10. Acquisitions:
      -------------
  <P>
  On March 30, 1999 The Company acquired assets of Offshore Software Development Ltd. ("Offshore") in an exchange of assets for 999,111 shares of The Company issued to the shareholders of that company. The Company's management has valued the transaction at $630,000.
  <P>
  The assets included were comprised of four computers valued at $8,000 and two software programs valued at $622,000. The value of these assets was determined on the basis of the management's estimation.
  <P>
  An unusual impairment loss of $257,075 was recorded in October of 1999 to reflect an impairment of the intangible assets resulting from the acquired "Offshore" assets on March 30, 1999. The impairment resulted from the Company's revised forecast of the cash flows expected from intangible assets. Amortization expenses will drop by $8,583 per month.
  <P>
  Effective May 29, 1998, The Company acquired all the outstanding common stock of Top-10 Promotions, Inc., consisting of 100 shares, effective. These shares were redeemed and canceled. The 100 shares of Top-10 Promotions, Inc. were acquired in exchange for 500,000 "restricted" shares of The Company's common stock issued to David Smith, the sole shareholder of Top-10
  Promotions, Inc. This transaction has been accounted for using the purchase method of accounting. The value of the share exchanged by both parties was determined to be $19,500, including a value of $(114) attributed to the fair value of assets and liabilities, and $19,614 of goodwill attributed to the method of doing business and the internally developed software.
  <P>
  Simultaneous with the acquisition, The Company purchased all of the remaining authorized shares of Top-10 Promotions, Inc. for $50,000 payable at closing and $17,500 per month payable over an eleven month period as other consideration. The Company borrowed funds for this transaction and later, upon agreement with the lender, converted a portion of the amount due as capital
  contributed to The Company.   <P>
  Also, the former owner of Top-10 Promotions, Inc. was given the right to borrow up to 25% of retained earnings of Roanoke Technologies Corporation in fiscal year 1998 or the first two quarters of fiscal 1999.  Such
  borrowings
  shall be secured by his restricted stock received in the acquisition at a 75% discount value to market. Repayment shall be for a two- year period at a 5% annual interest rate. The Company also entered into an employment contract with the former owner of Top-10 Promotions.
  <P>
  11. Employment Contract and Incentive Commitments:
      -----------------------------------------------
  <P>
  The Company has entered into a two year employment contract with the former owner of Top-10 Promotions.
  The contract provides for: salary not to exceed $10,000 per month (with not more than a 3% salary increase provided The Company is profitable by at least twice the amount of the salary increase); quarterly bonus of 30% of the net income before income tax of The Company; standard non-competition clause; an option to renew the employment agreement for an additional two year term (provided he is not in default under the employment agreement); and the following management incentives: for fiscal year ending September 30, 1999 (a) 100,000 "restricted" shares if the surviving corporation has $2 million in gross revenues;
  (b) 100,000 "restricted" shares if The Company has $400,000 in after tax earnings. The shares have been issued at a market value of $810,000.
  <P>
  At November 1, 1998 The Company's management approved the issuance of 750,000 shares of restricted common shares of The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued at a market value of $1,181,250.
  <P>
  The Company has entered into an employment agreement with The Company's Director of Operations on March 1, 1999.
  The agreement calls for a contract period of four years upon which The Director will be paid an annual salary of $60,000 with standard company commissions and bonuses.
  The salary will adjust to $80,000 at June 4th 1999. In addition the director's salary shall increase to $100,000 at the time The Company's gross revenues exceed
  $1,000,000 during any twelve month period and $120,000 once The Company's gross revenues exceed $2,000,000 during any twelve month period. Upon the director's salary increasing to $80,000 or above, the director shall no longer be entitled to commissions and bonuses.
  <P>
  In addition to the above mentioned, the director will be granted stock options in The Company at an exercise price of $1.00 per share of common stock in the amount of
  50,000 shares per year, after each year's service, for a four year period. Such shares will be restricted for a two year period from the date of issuance.
  <P>
  The Company will account for these options during the
  time that they are earned in accordance with APB Opinion No. 25. At the present time, the fair value of these options are not in excess of the exercise price and not exercisable; therefore there is no compensation expense to record. A determination of the fair value of these options may be extended to the end of the current fiscal year. Other conditions are included in this employment agreement, but remain immaterial to the financial statements.
  <P>
  12. Payroll Taxes Payable and Deferred Tax Assets and
      Liabilities:
      --------------------------------------------------
  <P>
  The Company accrues payroll and income taxes. The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial
  Accounting Standards 109.   As of July 31, 2000, The
  Company had a deferred tax asset in the amount of approximately $440,000 that is derived from a net operating tax loss carryforward associated with stock compensation. The deferred tax assets will expire during the years ending
  October 31, 2018 and 2019 in the amounts of $40,000 and $400,000 respectively. It is uncertain as to when this compensation will be deductible as it can only be deducted for tax purposes when the officers sell the
  respective shares.
  <P>
  13. Required Cash Flow Disclosure for Interest and Taxes
      Paid:
      ----------------------------------------------------
  <P>
  The Company paid interest in the net amount of $506
  during the nine months ended July 31, 2000 and $2,954 during the twelve months ending October 31, 1999. The Company has no income tax payments due and did not pay any income tax amounts during the period.
  <P>
  Non-cash transactions include stock based employee compensation as listed in the financial statements, the acquisition of the assets of Offshore Software
  Development Ltd. for stock in The Company and the retirement of note payables of the initial funding of
  The Company upon acquisition of Top-10 as a contribution to additional paid in capital .
  <P>
  The Company acquired assets from "Offshore" by the issuance of stock for a value of $630,000. An impairment loss of $257,075 was recorded in October of 1999 to reflect an impairment of the intangible assets resulting from the acquired "Offshore" assets on March 30, 1999.
  The impairment resulted from the Company's revised forecast of the cash flows expected from intangible assets. Amortization expenses will drop by $8,583 per month. This impairment loss was a non-cash loss.
  <P>
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS
  <P>
  Overview
  <P>
  Gross revenues refer to fees earned in the design, development, production, and marketing of technology to provide enhanced Internet marketing capabilities. The Company earns revenue when it provides Internet services that improve an Internet site's ranking when searched on the leading Internet search engines. Generally, the payment terms require payment to the Company at, or prior to, the time that the services are performed. Historically, the Company has not experienced substantial problems with unpaid accounts or had to refund significant monies. Our premium Service and renewals of the same account for 97.5% of our business.
  <P>
  The Company has technological expertise in the preparing and submitting web site pages with "key search words" to the targeted search engines. The web site page is configured so that when these key search words are entered into a search engine, the search will most likely
  hit on this web page.
  <P>
  Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, the Company's revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, the Company was building a sales team and experienced gross revenue of $54,032. During the following year, the Company had $1,144,122 in gross revenue.
  <P>
  THREE MONTHS ENDED JULY 31, 2000 TO THREE MONTHS ENDED
  JULY 31, 1999
  <P>
  Revenues for the third quarter of fiscal 2000 were $421,248, virtually unchanged from the $421,322 of the prior year. The company increased the selling price of its primary product, a web site visibility enhancement service from $1295 to $1495 on May 4, 2000. The higher prices increased revenues approximately $26,000. Unit sales of this product declined from 381 in last year's quarter to 276 this year. Management attributes this decline primarily to a redesign of its program for generating sales leads. Temporary difficulties with the redesign, since resolved, reduced the quantity and quality of sales leads provided to the company's sales force. In addition, several of the company's sales persons either resigned or were terminated.
  <P>
  Cost of sales was $250,611 or 59.5% of revenues as compared to $265,215 or 62.9% of revenues in the prior year. The increase as a percentage of sales is attributable primarily to temporarily reduced sales productivity resulting from the redesign of the company's lead generating program.
  <P>
  Depreciation and amortization expenses increased from $27,450 or 6.5% of revenues to $38,757 or 9.2% of revenues because of the depreciation and amortization on the purchase of software and computer equipment.
  <P>
  Legal and accounting expenses declined from $32,452 or 7.7% of revenues to $13,015 or 3.1% of revenues.
  <P>
  Marketing expenses were $23,898 or 5.7% of revenues.
  There were no equivalent expenses in the prior year.
  These expenses were related to the global group
  purchasing program developed by the company. All marketing and software expenses related to this program have been expensed as incurred. The company is no longer actively pursuing this business opportunity.
  <P>
  Office and occupancy expenses increased from $38,440 or 9.1% of revenues to $91,328 or 21.7% of revenues. This was the result of increased expenses for office supplies, equipment rentals, and personnel additions.
  <P>
  Telephone expenses increased from $8,142 or 1.9% of revenues to $12,926 or 3.1% or revenues. The increase in the percentage was the result of reduced sales efficiency.
  <P>
  The loss from operations increased from $50,240 or 11.9% of revenues to $92,576 or 22.0% of revenues. Over 50% of this increased loss was attributable to expenses incurred in attempts to market the Global Group Purchasing
  Program.
  <P>
  NINE MONTHS ENDED JULY 31, 2000 TO NINE MONTHS ENDED JULY
  31, 1999
  <P>
  Net revenues for the nine months ended July 31,2000 were $1,557,133, an increase of 78.2% from the $873,722 of the prior year. The company increased the selling price of its primary product, a web site visibility enhancement service from $1,295 to $1,495 on May 4. The May 4, 2000 price increase added about $26,000 to revenues during the nine months and accounted for about 3.8% of the revenue gain. The remainder of the revenue gain resulted primarily from an increase in the number of sales personnel and improved productivity of existing sales personnel.
  <P>
  Cost of goods sold increased 43.6% from $557,436 to $800,244. The increase was primarily the result of higher volume.  As a percentage of revenues, cost of
  goods sold declined from 63.8% to 51.4%.
  <P>
  Depreciation and amortization increased from $60,213 to $113,410, an increase of 88.3%. The increase was due primarily to additions to the company's depreciable property. This expense increased from 6.9% of revenues to 7.3% in the current year.
  <P>
  Marketing expenses were $104,179 or 6.7% of revenues. There were no equivalent expenses in the prior year.
  These expenses were related to the global group
  purchasing program developed by the company. All marketing and software expenses related to this program have been expensed as incurred. The company is no longer actively pursuing this business opportunity.
  <P>
  Office and occupancy expenses increased from $61,112 or 7.0%% of revenues to $287,784 or 18.5% of revenues. This was the result of increased expenses for office supplies, equipment rentals, and personnel additions.
  <P>
  Officer's salaries declined from $1,228,427 or 147.4% or revenues to $210,200 or 13.5% of revenues. Expenses in the prior year included $1,181,250 of non-cash expense related to 750,000 shares of restricted common stock issued to David Smith as a bonus.
  <P>
  Telephone expense increased from $16,300 or 1.9% of revenues to $54,796 or 3.5% or revenues. This increase was attributable primarily to a higher volume of business, the addition of new accounting and call
  tracking services, and addition of additional line capacity to facilitate growth.
  <P>
  The loss from operations decreased to $126,904 or 8.1% of revenues from $1,251,098 or 143.2% of revenues. The decline in the loss from operations was primarily due to the absence of $1,191,250 stock based compensation which was incurred in the prior year.
  <P>
  During the second quarter of fiscal 2000 the company realized a gain of $108,000 from the cash sale of 80% of the stock of its subsidiary, Global GPP Corporation to Internet Business International, an unaffiliated entity. This sale reduced the company's loss for the nine months ended July 2000 to $17,636 as compared to $1,253,368 in the prior year.
  <P>
  LIQUIDITY AND CAPITAL RESOURCES
  <P>
  Cash flow from operating activities was $79,403 for the nine months ended July 31, 2000 as compared to $28,372 in the prior year. Expenses during the period included $104,179 related to marketing the recently developed group purchasing program in Europe. Expenses related to this program declined to $23,298 in the third quarter.
  All of the programming expenses related to this program have been expensed; management is currently de-emphasizing this program and expects that its impact of profitability will minimal in the next several quarters. Cash flow included $108,000 from the sale of an 80% interest in the company's Global GPP subsidiary. Absent these two items, cash flow from operating activities would have been $84,224.
  <P>
  Cash Flows from Investing Activities
  <P>
  The company made loans of $22,932 to Edwin Foster, Jr.and purchased $90,401 of equipment during the period. The equipment was primarily computer workstations, a back up power generator, telephone equipment, and Internet hosting equipment.
  <P>
  Cash Flow Provided from Financing Activities
  <P>
  Cash flows from financing activities decreased from $272,542 of cash inflow in the prior year to $7,329 of cash out flow. The cash inflow in the prior year was primarily due to the issuance of stock for cash. The cash outflow in the current year was due to the repayment
  of loans.
  <P>
  Outlook
  <P>
  The company moved into its present facilities in May, 1999. These facilities do not have sufficient room to accommodate the planned expansion of the company's sales force. The company has agreed to lease a facility with 14500 square feet of floor space as compared to
  3000square feet at its present facility.  The new
  facility is being reconfigured to meet our requirements and we expect to occupy it in late September or in October. We believe that this facility will provide room to eventually increase our present work force from thirty to approximately one hundred. Monthly rental will be approximately $6000.00 as compared to $2550.00 at our present facility. We are attempting to sublease our present facility.
  <P>
  During the next six months we expect to spend about $225,000.00 for moving expenses, wiring, flexible work partitions, and additional furniture and computer equipment at the new site. We expect to fund this expenditure from current working capital; funds generated from operations, and have applied for a SBA-guaranteed bank loan in the amount of $290,000.00.
  <P>
  The company's general method of operation calls for cash payments in advance of performing web site visibility enhancement services. As a result, we have only minimal inventories and receivables. This facilitates financing
  growth.   We expect growth to result primarily from
  additions to our sales force. Since it usually takes three to six months for new additions to the sales force generate sufficient sales volume to cover the cost of their base wage, insurance, related expenses, the rate of sales force expansion can significantly impact our cash requirements. We currently plan to increase our sales force from ten to approximately sixteen by March 31, 2001 and twenty-four by September 30, 2001. We believe internally generated cash flow, possibly supplemented by the afore-mentioned bank loan, will be adequate to finance growth at this rate. If the SBA-guaranteed bank loan is not completed, and if no other source of financing is available, the rate of growth in the sales force will be scaled down commensurate with our cash flow generation.
  <P>
  PART II - OTHER INFORMATION
  <P>
  Item 1. Legal Proceedings.  Not applicable
  <P>
  Item 2. Changes in Securities.  None
  <P>
  Item 3. Defaults Upon Senior Securities.  Not Applicable
  <P>
  Item 4. Submission of Matters to a Vote of Security
          Holders. None
  <P>
  Item 5. Other Information. None
  <P>
  Item 6. Exhibits and Reports of Form 8-K. None
  <P>
  Exhibit 27 - Financial Date Schedule - Electronic Filing
               Only
  <P>
                         SIGNATURES
  <P>
  Pursuant to the requirements of Section 13 or 15(d) of
  the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.
  <P>
                                ROANOKE TECHNOLOGY CORP.
                                (Registrant)
  <P>
  Date: September 12, 2000      /s/ David L. Smith
                                -------------------------
                                David L. Smith, Jr.
                                President
  <P>