Form 10-K
period 2000-10-31
ROANOKE TECHNOLOGY CORP
filed 2001-02-14
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                        FORM 10-K
<P>
      Annual Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934
<P>
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
<P>
                   For Fiscal Year Ended
                     October 31, 2000
<P>
               Commission File # 0-26715
<P>
                 ROANOKE TECHNOLOGY CORP.
  (Exact name of registrant as specified in its charter)
<P>
                       Florida
       (State or other jurisdiction of incorporation or
                     organization)
<P>
                      22-3558993
          (IRS Employer Identification Number)
<P>
539 Becker Drive, Roanoke Rapids, North Carolina    27870
(Address of principal executive offices )         (Zip Code)
<P>
                      (252)537-9222
     (Registrant's telephone no., including area code)
<P>
(Former name, former address and former fiscal year, if
changed since last report)
<P>
Securities registered pursuant to Section 12(b) of the Act:
                          None
<P>
Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $0.001 par value
<P>
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   [X]     No [   ]
<P>
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form
10-KSB.  (  )
<P>
Revenues for year ended October 31, 2000: $1,999,103
<P>
Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 9, 2001, was: $1,104,365
<P>
Number of shares of the registrant's common stock
outstanding as of February 9, 2001 was: 12,686,677
<P>
Transfer Agent as of December 31, 2000:
     Interwest Transfer Co.
     1981 East Murray Holladay Road, Suite 100
     Salt Lake City, Utah 84117
<P>
PART I
------
<P>
Item 1.  Description of Business
---------------------------------
<P>
Business Development. We were incorporated in Florida on December 11, 1997 under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc. ("Top 10"), a Virginia corporation with its principal place of business in North Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998 ("Share Exchange"). Top 10 was incorporated in Virginia on November 18, 1997. We maintain our principal offices at 539 Becker Drive, Roanoke Rapids, North Carolina, 27870 and our telephone number is (252) 537-9222.
<P>
We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or
purchase or sale of a significant amount of assets not in
the ordinary course of business.
<P>
Business of Issuer. Roanoke Technology Corp. (the "Company")is headquartered in Roanoke Rapids, North
Carolina. We are a developer and marketer of a service designed to maximize and promote Internet web site presence. To put it simply, our primary business function is to make our customers' Internet web sites easy to find. Most persons searching the Web for a product or service use a search engine. Web sites Often use television and print media advertising in an attempt to direct traffic to their web sites, but we utilize our own proprietary software products to alter our customer's web sites in ways which make the sites more appealing to the top search engines. If our customers wish to generate business from the Internet, it is important that their Web sites appear in the top 10 or 20 positions of targeted search engine
indices.  Simply put, that is what we do.   In addition, we
utilize a suite of proprietary computer programs which allow our users to analyze and track their Web Sites "visibility". Our proprietary software analyzes high ranked sites on the targeted search engines to determine the most important key words, phrases, and other design characteristics of those sites. Our customer's web sites are then changed to reflect the preferences of those search engines and thus increase the probability that their web site will appear in the top
10 or 20 sites listed by the search engine when those search characteristics are used. Since most Web surfers ignore search results beyond the first hundred listed sites, a higher ranking almost always translates to higher visitor hits for our customers. This results in greater exposure for our customers, improved results for their web presence, and increased customer reliance on our services.
<P>
The sweeping transition of the Internet from being primarily an information and entertainment platform to becoming a medium for e-commerce is well under way. Web sites are no longer perceived just for informational content or to simply establish Internet presence. In order to fully capitalize on the opportunity that the Internet represents, today's companies require implementation of a proven Internet promotional strategy to maintain traffic and develop sales. In order for companies to fully realize the potential of the Internet, companies must effectively market their web sites beyond standard print and media advertising.
<P>
We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998 and $2,686,404 for the year ended October 31, 1999 and $165,244 for the year ended October 31, 2000 making an accumulated deficit of $3,157,193.
<P>
FORMATION
<P>
On December 11, 1997, we were formed in Florida as a C corporation under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc. ("Top 10"), a Virginia corporation with its principal place of business in North Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998 ("Share Exchange"). Top 10 was incorporated in Virginia on November 18, 1997.
<P>
Since the closing of the Share Exchange, the operations of Top 10 has represented 100% of our revenues to date. Based on the Share Exchange, we undertook the following: (i) on June 11, 1998, we filed an amendment to our incorporation document in Florida changing our name to Roanoke Technology Corp.; (ii) on July 20, 1998, we were issued a Certificate of Authority to do business in North Carolina;  (iii) on
July 22, 1998, the State of Virginia issued a Certificate of Merger whereby Top 10 merged into the Company; and (iv) on September 4, 1998, we filed a Certificate of Assumed Name in Halifax County, North Carolina to do business under the name Top 10 Promotions.
<P>
In accordance with the Share Exchange, David L. Smith, Jr., the sole shareholder, officer and director of Top 10 was paid the following consideration: (i) 500,000 restricted common shares of the Company; (ii) the ability to borrow up to 25% of the retained earnings of the operating company
(Top 10) in fiscal year 1998 (the Company has an October 31 fiscal year end) or the first two quarters of fiscal year 1999. Any repayment of such borrowings would be for a 2 year period at an annual interest rate of 5%. In addition, the operating company, Top 10, was given $50,000 at closing and $17,500 per month for an 11 month period commencing 30 days after closing (an aggregate of $192,500). The funding for these amounts was provided by a loan from Tamana Ltd., an unaffiliated corporation.
<P>
SERVICES
<P>
Our services are designed to improve the visibility of our customer's web sites in the Internet. The first level of service, the "Starter Plan" consists of getting the customer's web sites registered on about 800 of the most significant search engines. This service sells for $99, is not actively promoted by us, and does not carry any visibility commitment. It has accounted for .2% of our revenues during the fiscal year 2000.
<P>
Sales of the "Premium Plan" and its derivatives accounted
for 97.6% of revenues for the fiscal year 2000.  This plan
is sold for $1,495. This plan was originally sold for $1,295. It was increased to $1,495 effective May 4, 2000.
It differs from the Starter Plan in that its goal is not to get the web site listed by the search engines, but to increase the probability that the site will be one of the first 20 sites listed by the search engine when appropriate key words are used. Since many key word searches can return hundreds, if not thousands, of matches, it is important that those attempting to generate business from their Internet listing assure that their site is listed in the first one or two pages returned by the search engine. If the customer has more than one web site we will promote these sites for half price of $747.50 each. We originally charged $647.50, but increased the price to $747.50 effective May 4, 2000.
<P>
When a customer purchases the "Premium Plan" we begin the
following procedures:
<P>
     - Identify appropriate key words or terms for the customer's web site. The Premium Plan allows for 6 terms and up to 6 additional terms may be purchased for $150 each. Sale of additional terms to customers purchasing the Premium Plan accounted for 5.5% of revenues during the 12 months ended October 31, 2000.
<P>
     - Identify the unique characteristics and patterns associated with each search engine's robot and indexing practices.
<P>
     - Create a customer web page for each term for each search engine (usually 4 or 5 pages are needed for each term). Each contract will require a creation of approximately 120 - 300 pages. The pages actually consist of sets of about 20 pages per search engine.
<P>
     -  The created web pages are then moved to the
customer's web site or server.
<P>
     - We verify the placement of the web pages. We submit them to each search engine. Due to search engines'
different operating procedures, this process takes about
30 working days.
<P>
     - Approximately 4 weeks after we have completed the submissions, preliminary results will be noticed. In most cases 60 days after the pages are placed on the server the customer will be able to check the results at the customer's section of our web.
<P>
As part of the Premium Plan, we will continue to monitor and furnish "Visibility Reports" for each customer for up to 6 months. The reports are compiled every 7 to 10 working days and are electronically mailed to each customer. The results are also available on our web site.
<P>
We commit to the following for our Premium Plan:
<P>
     - We will secure for our customer no less than 10 placements somewhere within the top 20 positions somewhere across the top search engines. The engines we target consist of the following: Yahoo, Excite, Infoseek,
HotBot, Lycos, iWon, Snap, AOL Netfind, LookSmart,
AltaVista, Google, Northern Light, Magellan, All The Web, Open Directory Project, Netscape, Web Crawler, Direct Hit, MSN and PC Beacon.
<P>
     - The listings may appear on any single search engine, all the search engines or spread across any number of the search engines listed above.
<P>
     -  The placements will consist of existing pages on
your site as well as the new pages we make for our
customers.
<P>
        Over the last 12 months our customers have averaged more than 50 placements in the top 20 positions across the top search engines. However, we do not guarantee this to our customers.
<P>
     -  We do not guarantee traffic to a customer's web
site. That is a function of demand for the product or service. The customer's commitment is only for placements of their URL(s) in the search engine indices.
<P>
        In the event of our failure to meet our commitment within 90 days from the date of the last submissions were made to the search engines, Top-10 Promotions will repeat the service at no charge.
<P>
Our sales efforts rely primarily upon our proprietary software programs to generate sales leads which are then followed up with e-mail and telemarketing efforts. Due to the increasing number of web sites indexed by the key search engines and changes in the way these sites are indexed by the search engines, the visibility of the web sites which we have enhanced tends to decline over time. We re-solicit prior customers periodically and offer them the opportunity to renew their web site visibility. The renewal process is the same as described above and with the same guarantee.
The renewal price is $747.50 and an additional $150 for each key word or phrase over six. Renewals accounted for 3.8% of our revenues in the fiscal year ended October 31, 2000. We expect renewals to become a somewhat larger percentage of total revenues as our customer base grows.
<P>
RTCHOSTING CORP
<P>
RTCHosting Corp ("RTCH") is our wholly owned subsidiary
which was formed in June 2000. RTCH was formed to address a specific problem faced by many small to medium-sized businesses. The rapid growth in the use of the Internet for purchasing components, supplies and services is changing the competitive environment. The obstacle keeping most small to medium-sized businesses from enjoying these savings-which are necessary for their long term survival-is the research and development costs of putting together an on line procurement system.
<P>
RTCH is in the final stages of completing development of an online procurement system (OPS). The first customer went online in late September 2000. The OPS is, in effect, an automated system which e-mails requests for quotes along with required delivery dates, terms, and delivery instructions (collectively, RFQ's) to selected suppliers. When a supplier responds with an offer, the other suppliers previously sent the same RFQ are informed of the price that they must beat and this process continues until the purchaser ends the auction and selects a supplier.
<P>
Key features of the system include:
<P>
     1. Automation of the competitive procurement system and elimination of unnecessary telephone and fax communications;
     2. Capability to show RFQ's only to selected venders; venders cannot see the purchaser's whole shopping list;
     3. Capability to limit authority of the various purchasing agents working for the purchaser;
     4.     Capability for use by purchasing agents at
            remote locations;
     5.     Capability to show cost trends by item and by
            suppliers over time;
     6.     Capability to vary limits by which bids must
            change;
     7. Capability to provide individual personalized sites from a secure server. This eliminates the ability of competitors to access purchasing activity which could provide significant competitive information; and
     8.     Capability to show productivity and
            effectiveness of individual purchasing agents.
<P>
All of the software required to operate OPS has been developed or is being developed by us. The web hosting services of the OPS will be supplied through a server located in Roanoke Rapids, North Carolina and two located in London, England but plans are underway to relocate the
London servers to Rocky Mount, N.C.
<P>
Current plans call for the OPS to be offered free of all charges for a 90 day trial period. During the trial period RTCH personnel will contact the users to offer assistance and solve any problems that develop.  At the end of the
trial period, RTCH personnel will contact the users and
attempt to convert them to paying customers.    The charge
will be an initial payment of $6000 and subsequent monthly payments of $600 per month regardless of usage.
<P>
We believe that any organization can become a customer.
<P>
Initially, sales efforts will be undertaken primarily by David Smith who has begun to target local and regional business groups and associations in an attempt to develop master programs under which they would make RTCH available to all of their members who choose to participate. Under certain conditions, commissions might be paid to individual business or business groups, which are instrumental in aiding the marketing of RTCH. Our preliminary plans
call for paying a commission of $1000 per customer plus a continuing fee of $50 per month for each customer signed up.
<P>
After getting customers to accept a free trial, our
personnel will contact these persons to help them get
started on the system and follow up when the trial period is
over to attempt to finalize the sale.   We currently have
two full time employees of Roanoke Technology Corp. who are assigned to work as support personnel and sales closers. If business develops as anticipated, the number of employees doing this type of fulfillment work will increase.
<P>
On October 2, 2000 RTCH entered into an agreement with Roanoke Electric Cooperative, a member of a regional association of energy utility cooperatives. The agreement provides that Roanoke Electric Cooperative will publicize the availability of RTCH to its members and partners,
provide RTCH with contact information for each of the
members who might be interested in the service, and make efforts to assist RTCH in securing the member's participation in the program. However, no contract has yet been signed; there can be no assurance that any contract will be signed; if a contract is signed there can be no assurance that any revenues will result.
<P>
RTCH will conduct business as RFQ Hosting (RFQH). It is anticipated that billing and collecting will be fully automated by RAKE. Initially current RAKE personnel will handle the function, but it is anticipated that one to two additional people may be required as volume builds.
<P>
RFQ currently has 3 customers that have signed contracts and are using the system. Additionally, 20 other customers are in the 90 day free trial period, but no significant revenues will be generated until at least some time during the 2nd quarter of the calendar year 2001, if ever.
<P>
RFQH competes with traditional personnel-intensive
telephone, mail, and fax communications-based purchasing operations and newer business to business Internet communication systems. While most of the known business to business Internet based purchasing systems are still relatively new and in the development stage, most are funded by organizations with significantly greater financial and personnel resources than our company.
<P>
TRADEMARKS
<P>
Trademark applications have been filed with the United
States Patent and Trademark Office for the names "Top 10 and Design," "PC Beacon" "RTCHosting and Design" and "RFQHosting."
<P>
PERSONNEL
<P>
We currently employ 28 full time employees. They fall into 4 different categories: 3 management, 10 sales, 4 programmers, and 11 support personnel. Sales personnel are compensated on a base pay plus commission basis.
<P>
We expect to continue to add salespersons.
<P>
COMPETITION
<P>
There are numerous Internet promotion companies that promote web sites. They all use one of three distinctly different methodologies for promoting their customer's web sites. The vast majority simply submit the URL of the customer's "Home Page" to hundreds of search engines. This is the least effective way because this method has the following built-in problems: (a) most of the search engines are search engines in name only, and are really directories. The user must know the name of the company to have any degree of success;
(b) over 82% of the search engine traffic is driven by the most popular search engines. This renders the vast majority of the others very ineffective; (c) this method can not work successfully because it is almost impossible to make a web page appeal to more than 1 or 2 search engines. Each search engine employs different indexing practices. To date, the only successful method of obtaining consistent rankings in the search engines is to make pages for each "keyword phrase" for each engine.
<P>
The second method of promoting a site in the search engines is to purchase positions within the indices or to purchase advertising space on the site in the form of banner advertisements. The cost of this method is extremely expensive and not practical for most small business owners.
<P>
The third way is to prepare pages for each "keyword phrase" for each search engine. We utilize this method. We have no knowledge of any other company that has the ability to effectively track what characteristics appeal to the major search engines and to make pages based on those characteristics.
<P>
The following are the only web sites that we have found that can be deemed to compete with us: WebPosition Gold; SubmitIt!; Did-it.com.:
<P>
     WebPosition Gold states that for $349 it will provide the following services: generate HTML pages designed to rank near the top of the search results; analyze your existing
Web pages and give advice on how to improve them; provide a simple, built-in HTML editor for fast and easy changes; assist in uploading your new and changed pages;
automatically submit your pages to the major search engines; report your position on each search engine for each keyword you are targeting; and track the number of visitors to your site, where they came from and what keywords they used to find you.
<P>
     SubmitIt! States that for $19.99 per month it will provide the following: submit 10 web addresses per month to top 400 search engines; check the search engine for 10 web addresses per month; advertise with 5,000 banner ads per month; and keep in touch with customers by sending 5,000 e-mails per month.
<P>
     Did-it.com states that for $399 plus $.29 per click-through it will boost site rankings for the major search engines using up to 100 keywords or particular search phrases chosen by the customer for Alta Vista, AOL Search, Google, GoTo, Excite, HotBot, Infoseek, iWon, Yahoo Web, Lycos, MSN.com, SNAP and Webcrawler. It guarantees that the customer will receive additional search engine traffic exclusively due to its efforts as a result of increased search engine position for a link that leads to your site.
<P>
The market for a worldwide on-line commerce web site is relatively new, quickly evolving and subject to rapid change. There are few substantial barriers to entry, and we expect to have additional competition from existing competitors and new entrants in the future. It is our belief, however, that we represent the leading edge of the
industry.
<P>
GENERAL BUSINESS CONDITIONS
<P>
There is no apparent seasonality in the company's business but weekly or monthly sales volume can be impacted by holidays and popular vacation periods which impair the ability of our telemarketers to reach potential customers. Our business is not dependent upon any single customer or type of business. Since we have no subcontractors, we are not dependent upon an outside sales force. All work is performed in house. This includes the creation and development of our software.
<P>
CUSTOMERS
<P>
Our potential market or customer base consists of every business-oriented web site in the world. As of September 2000 there were approximately 17.5 million ".com" and 3.0 million ".net" web sites contained in the zone files for ICANN (The Internet Corporation for Assigned Names and Numbers). Net new registrations for Network Solutions' registrar services, or NSI registrar, during the year ended December 31, 1999 were 5,037,000 as compared to 1,911,000 during the year ended December 31, 1998, an increase of
164%.  Due in part to the addition of nearly 40
international partners, 1,543,000, or 31%, of net new registrations were international registrations for the year ended December 31, 1999. This is an increase in international registrations of 190% over the 532,000 net new registrations for the year ended December 31, 1998. Non-NSI registrars registered an additional 890,000 names through such registry services, bringing the total net new registrations for the year ended December 31, 1999 in .com,
 .net and .org top level domains to 5,927,000. Growth in net registrations continues to be driven by the widespread use and adoption by businesses of the Internet and intranets on a global basis. Cumulative net registrations for the NSI registrar as of December 31, 1998 were 3,362,000 as compared to 8,055,000 as of December 31, 1999, for a 140% increase.
<P>
Our largest single customer accounts for less than two percent of our total revenues and no particular industry accounts for more than two percent of our revenues.
<P>
The following is a partial list of what types of businesses
a few of our customers are involved with:
<P>
_     Real Estate
_     Insurance
_     Telephone Equipment
_     Auto Supplies
_     Plastic Surgeon
_     Print Media
_     Financial Advisory
_     Pet Supplies
_     Police Supplies
_     e-commerce
_     Pump Sprayers
_     Farm Equipment
_     Printing Supplies
_     Recycling
_     Clothing
_     Autoclave Equipment
_     Industrial Equipment Supplier
_     Material Manufacturers
_     Material Brokers
_     Business Consultants
_     Time Management Consultants
_     Advertising Agency
_     Personnel Placement Agency
_     Pilot Supplies
_     Medical Supplies
_     Pool Supplies
_     Golf Equipment
_     Travel Agency
_     Recreation Equipment
<P>
MATERIAL PROGRAMMING COSTS
<P>
We incur programming costs to maintain and improve the computer programs used internally in the conduct of our business. Most of this work has been undertaken by salaried personnel.
<P>
Material programming costs are:
<P>
        Year Ending        Year Ending          Year Ending
     October 31, 2000      Oct. 31, 1998       Oct. 31, 1999
     ----------------      --------------      -------------
Total     $171,706            $35,612             $52,729
<P>
RESEARCH AND DEVELOPMENT EXPENSES
<P>
Research and development costs are considered a continual process and are expensed when incurred. When the Company can associate specific costs to a computer software product that has technological feasibility and research and development activities have been completed, the Company will capitalize those costs as an asset.
<P>
Item 2. Description of Property
-------------------------------
<P>
On June 12, 2001, we entered into a seven year lease
with an option to purchase 1.2 acres of land located at 539 Becker Road, Roanoke Rapids, North Carolina. In addition, we have an option to rent the premises for an
additional seven years. The two story building located on the property is 100 ft. by 100 ft. and was the former
Roanoke Athletic Club.  It was modified to meet our
immediate needs and we took possession on October 1, 2000.
A section of the building measuring 50 ft. by 100 ft. has been carpeted and tiled and is primarily used by local civic organizations for meetings and activities. This section will be modified into office spaces as needed by us with expansion. The other section of the building comprises roughly 10,000 square feet of office space. The space is divided into 46 working cubicles and four private offices. This section also has a reception area, kitchen and conference room. We have an emergency generator to power us during any power outage.
<P>
Item 3.  Legal Proceedings
--------------------------
<P>
(1) Craig (Plaintiff) v. Top-10 Promotions, Inc., Glenn Canady and Kelly Allen (collectively, the Defendants);
Sonoma County Superior (Limited Civil), California, Case No. 163579 filed on June 21, 2000. Plaintiff, Gary Craig, operates a web site which dispenses information about a therapeutic technique and offers instructional material for a fee. Plaintiff purchased our product known as "Premium Service" in order to secure at least 10 placements for his web site URL within the top 20 positions somewhere across the Internet's top search engines. The product performed as expected. However, in working with his web site, Plaintiff caused his site specific search engine to become unusable. Despite this fact, Plaintiff filed suit claiming that it was not his own actions, but rather our "Premium Service"
which caused his site to become unusable. Plaintiff seeks $16,295 plus punitive damages, interest, attorneys fees and costs. Although we are disclosing this lawsuit, we do not deem it to be material.
<P>
(2) Oyster Software, Inc. (Plaintiff) v. Roanoke Technology Corp. (Defendant and Cross-Defendant), Forms Processing,
Inc. (Defendant) and Barry Matz (Defendant); United States District Court, Northern District of California, Case No. C000724 filed on March 1, 2000. Plaintiff, Oyster Software, Inc. claims trademark and copyright infringement, misappropriation and unfair competition based on the placement of its trademarks and copyrighted material into HTML web pages utilized by defendant Forms Processing, Inc.
(FPI). FPI claims that it had no knowledge of this fact and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service." We deny placing the allegedly infringing material into FPI's web pages. Plaintiff's complaint seeks declaratory relief, an injunction, an accounting, damages in excess of $1,600,000 and an award of attorneys fees and costs. Through its cross-complaint, FPI seeks declaratory relief and indemnity. We are presently defending such lawsuit.
<P>
(3) Peter Barry (Plaintiff) v. Top-10 Promotions, Inc.(Defendant);Ramsey County District Court, Minnesota in
November 2000.   Plaintiff, Peter Barry, claims that
this action arises under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. We have denied liability in this matter ad believe that we have a good faith defense against this action and against certification of a class action. This suit was only recently instituted and no discovery has occurred at this point. This action was commenced after October 31, 2000 but arose from events occurring prior to October 31, 2000.
<P>
Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
<P>
On August 22, 2000, a majority of our shareholders, by written consent authorized the issuance of 1,500,000 of our restricted common shares to David L. Smith, Jr. pursuant to his Amended Employment Agreement with us dated August
22, 2000. Such shares were restricted in accordance with Rule 144 of the Securities Act of 1933 and were issued in accordance with Section 4(2).
<P>
PART II
-------
<P>
Item 5. Market for Registrants's Common Equity and Related
Stockholder Matters
----------------------------------------------------------
<P>
On February 9, 2001, we had 125 shareholders of record
of our common stock. Based on information received
from brokers and others in fiduciary capacities, we
estimate that the total number of shareholders of our
common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.
<P>
The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's common stock through October 31, 2000 and as available through electronic trading services subsequent to such date.
<P>
                         Common Stock Bid
                         High     Low
                         ----     ---
     Fiscal Quarter      High              Low
                         ----              ---
     January 31, 1999   $ 7.125            $1.875
     April 30, 1999     $10.00             $6.375
     July 31, 1999      $11.00             $8.00
     October 31, 1999   $ 9.00             $4.50
     January 31, 2000   $ 5.12             $3.37
     April 30, 2000     $ 3.50             $0.75
     July 31, 2000      $ 1.50             $0.05
     October 31, 2000   $ 1.01             $0.125
<P>
Dividends
---------
<P>
We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.
<P>
Item 6. Financial Statements
----------------------------
<P>
The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.
<P>
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------
<P>
Results of Operations
<P>
Statement of Earnings - Selected Data
<P>

                                                   Year Ended
                                                   ----------
                                                                         From Inception to
                                 Oct. 31,           Oct. 31,             Oct. 31,
                                 2000     Change     1999       Change    1998
                              ------------------------------------------------------------
Sales                          1,999,103  +74.7%    1,144,122     NMF      54,032
Cost of Sales                  1,055,268  +56.4%      593,909     NMF      15,170
Gross Profit                     943,835  +101.1%     550,213     NMF      38,862
 Percentage of Sales                47.2%                48.1%               71.2%
General & Administrative
 Expense                       2,001,328  -36.5%    3,152,748     NMF     320,581
 Percentage of Sales               100.1%               275.6%              493.3%
Research and Development         115,023  +42.2%       80,915     NMF      13,315
Percentage of Sales                  5.7%                 7.1%               24.6%
Depreciation & Amortization      155,500    9.4%      142,112     NMF       9,814
 Percentage of Sales                 7.8%                12.4%               18.2%
Operating Income (loss)       (1,172,516)          (2,683,450)    NMF    (304,848)
 Percentage of Sales               58.65%               209.7%              564.2%
Gain on Sale of Investment       108,000
Net Interest Expense                 730                2,954                 697
Net Income (Loss)             (1,065,244)          (2,686,404)           (305,545)

<P>
Fiscal 2000 Compared with Fiscal 1999
<P>
Our sales increased from $1.144 million to $1.999 million, a gain of 74.7%. On May 4, 2000, the selling price of our principal product, the "Premium Plan" was increased from $1,295 to $1,495. This accounted for approximately $82,000 or 9.6% of the year's revenue gain. The remainder of the sales gain is attributable to an increase in the number of sales and sale support personnel.
<P>
Cost of Sales rose 56.4% from $593,909 or 51.9% of sales to $1,055,268 or 52.8% of sales. This is the result of an increase in the number of sales personnel partially offset by a reduction in sales force productivity. The reduced productivity was the result of a de-emphasizing the use of e-mail to generate sales leads. This was made necessary by consumer objections to non-requested e-mail sales solicitations.
<P>
General and administrative expenses declined 36.5% falling from $3,152,748 or 275.6% of sales to $2,001,328 or 100.1%
of sales. Included in general and administrative expense is stock-based compensation to David Smith in the amount of $900,000 in 2000 and $1,991,250 in 1999. Excluding this compensation to David Smith, general and administrative expenses decreased from $1,161,498 to $1,101,328, a decrease of 5.2% and was 101.5% of sales in 1999 and 55.1% of sales in 2000. This improvement is due primarily to spreading these costs over a higher sales volume.
<P>
Research and development expenses increased 42.2% rising from $90,915 to $155,500 but declined from 7.9% of sales to 7.8% of sales. This increase, most of which occurred in the latter half of the fiscal year, is attributable to costs incurred in developing our RFQ product. All research and development expenses to date have been expensed.
<P>
In fiscal 2000, we realized a profit of $108,000 from the sale of a portion of the stock of a subsidiary. We still had a 20% interest in the stock of this entity, but it is carried on the books at no cost and, so far as we know, the business has no operations at the current time.
<P>
Our net loss declined to $1,065,244 in 2000 as compared to $2,686,206 in 1999. The primary factors in the loss reduction were (1) the gain in the amount of $108,000 on the sale of a portion of the stock of a subsidiary and (2) decrease of a stock-based compensation charge of $900,000 in 2000 and $1,991,250 in 1999 with respect to payments of David Smith.
<P>
1999 COMPARED WITH 1998
<P>
Comparisons of fiscal 1999 with fiscal 1998 are of little significance since we were formed in the latter year and spent most of our time developing our systems, acquiring equipment and facilities, and hiring and training personnel. Sales increased significantly in 1999 due to the addition of sales persons and increased sales productivity.
<P>
Gross profit increased sharply, but declined as a percentage of revenues as we added to corporate support personnel.
<P>
General and administrative expenses increased $2,382,167.
Of this amount, $1,991,250 was in the form of stock-based compensation paid to David Smith. Excluding this item, general and administrative expenses increased from $320,581 to $1,961,498. This was attributable primarily to a move to larger office space and a higher employee count.
<P>
Depreciation and amortization increased primarily due to an increase in the number of computer work stations needed by sales personnel, but also to a decision to write off purchased computer programs more rapidly.
<P>
Net Loss increased from $(304,848) to $(2,868,404). This was due primarily to the stock based compensation of $1,961,498 paid to David Smith.
<P>
LIQUIDITY AND CAPITAL RESOURCES
<P>
Selected Financial Data

                                                     Year Ended
                                       Oct. 31, 2000            Oct. 31, 1999
                                     -------------------------------------------
Net cash provided (used) by
 continuing operating activities       $   82,036               $ (229,254)
Net cash provided (used) by
 investing activities                  $ (110,251)              $ (104,140)
Net cash provided (used) by
 financing activities                  $   (8,695)              $  397,503
Working Capital                        $ (146,836)              $   33,729
Total Debt                             $   13,853               $   22,548
Shareholder's equity                   $  216,441               $  381,685

<P>
Cash flow from operating activities was $82,036 as compared to a deficit of $229,254 in the preceding year. The improvement was the result of a reduced operating loss in fiscal 2000 and profit of $108,000 from the sale of 80% of the stock of its subsidiary, Global GPP Corporation. Expenses during fiscal 2000 included $104,179 related to the marketing of Global GPP. These expenses have been discontinued.
<P>
Cash flows from investing related primarily to the purchase of equipment during the period. The equipment purchased was primarily computer work stations, a back up power generator, and Internet hosting equipment.
<P>
Cash flows from financing activities included $8,695 for
debt repayment.
<P>
Outlook
<P>
Subsequent to the close of the fiscal year, we entered into an SBA-guaranteed bank loan in the amount of $290,000. All of our physical assets were offered as security for this loan. The proceeds were used to increase working capital and to reduce accounts payable that had increased to finance a move to a new facility. We moved into our present facilities in October 2000. This new facility presently has 14,500 square feet as compared to 3,000 in the prior facility. We believe that it has sufficient room to increase our present staff from 28 to approximately 100 and that it will be adequate for the foreseeable future.
<P>
Our general method of operation calls for cash payments in advance of performing most web site visibility enhancement services. As a result, we usually have only minimal inventories and receivables. This facilitates financing growth. We expect growth of our web site visibility enhancement product to result primarily from additions to our sales force. We plan to increase our sales support staff from the current level of 28 to approximately 35 by the end of the current fiscal year. It generally takes three to six months for newly hired sales personnel to become productive and to cover the cost of their base wage, insurance, and related expenses. The rate of sales force additions may be scaled back if cash flow from operations and/or external financing are not available to finance the expansion.
<P>
We have in place the necessary computer equipment and programs to serve the new RTC Hosting and RFQ products. Sales efforts for these products are being conducted primarily by David Smith and several other employees. Our programming staff is continuing to work to improve and maintain these products. As is the case with our web site visibility programs, payments for RTC Hosting and RFQ are required at the time of sale and we expect that there will be little investment required for inventories or receivables. However, since our business model calls for a three month trial period before completion of the sale it may be a number of months before we generate significant revenues from these products, even if a large number of companies sign up for the program.
<P>
If we continue to operate at a loss during the current year, additional debt or equity financing will be required and there can be no assurance that such financing will be available.
<P>
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk
------------------------------------------------------------
<P>
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on our financial conditions and results of operations.
<P>
Our short-term bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.
<P>
Item 8. Financial Statements and Supplementary Data
------------------------------------------------------------
The financial statements of the Company, together with the report of auditors, are included in this report after the signature pages.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------
<P>
The Company's accountant is James Gately, C.P.A. of Florida. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
<P>
PART III
--------
<P>
Item 10. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act
------------------------------------------------------------
<P>
The directors and officers of the Company and its subsidiaries, as of October 31, 2000, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.
<P>

                                         With Company
Name                        Age          Position
--------------------                     -----------------------------
David L. Smith, Jr.         44           Chief Executive Officer,
                                         President and Director
Glenn L. Canady             36           Vice President-Operations,
                                         Director
Edwin E. Foster, Jr.        51           Secretary and Director

<P>
Each of our directors will hold office until the next annual meeting of our stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of our Board of Directors.
<P>
David L. Smith, Jr. was born and raised in Durham, North Carolina. He attended East Carolina University from 1973 to 1976 where he majored in business with a minor in physical education. He received an athletic scholarship in wrestling to East Carolina University and left school prior to obtaining his college degree to train for the 1976 Summer Olympics. From 1992 through 1995, David was the sole owner of a company called DJ Distributors, a sole proprietorship based in Roanoke Rapids, North Carolina. This company was a direct sales organization involved in reselling vacuum cleaners. In 1995, DJ Distributors was no longer involved in direct sales. David used this company to start an Internet business developing web sites for companies. In October of 1997, David formed Top 10 Promotions, Inc., a Virginia corporation to continue the business of DJ Distributors. Effective May 28, 1998, we acquired all the shares of Top 10 Promotions, Inc. (which became our wholly owned subsidiary) and appointed David our President, Chief Executive Officer and one of our directors.
<P>
Glenn L. Canady began working for us as Vice President on March 1, 1999. In 1986, he received his Bachelor of Science Degree in Mechanical Engineering from Louisiana Tech University. In 1987, he received a Masters in Mechanical Engineering from Georgia Tech University. He started his professional career in 1988 as an Engineer with General Dynamics in Fort Worth, Texas. His responsibilities included system integration and design support for several secret military aircraft using sophisticated CAD/CAM systems. He was promoted to Senior Engineer in 1989 during his work on the computerized mock-up of the A-12 prototype bomber for the United States Navy. In 1992, Glenn formed and was the owner of a company called Ultragrafix Unlimited Inc. based in Arlington, Texas. Ultragrafix developed, manufactured and marketed a series of prints, software, and books using computer designed random dot stereograms. In 1996, Ultragrafix was acquired by a company, Global Tech 2000, based in Arlington, Texas. Global Tech 2000 marketed products and services on the Internet. In 1998, Global Tech 2000 started selling web site promotions for us and quickly became our number one reseller. Glenn resigned his position as President of Global Tech 2000 in February 1999.
<P>
Edwin E. Foster, Jr. began working for us as Secretary in June 1999. In 1970, he received a Bachelor of Science Degree in Biology from Syracuse University. In 1971, he graduated from the Simmons School of Funeral Service in Syracuse, New York. For the next 10 years, he worked in the funeral services industry. In 1980, he started working in a placement service firm in the Wall Street area of New York City. Thereafter, he formed a personnel services company with 3 other shareholders under the name FMD&J, Inc. He worked for this company for approximately 8 years. In 1990, he took a position in a pharmaceutical research consulting firm called NJC Enterprises, Ltd. In 1993, the company moved to Research Triangle Park in North Carolina. He was in charge of the entire company relocation including, but not limited to, office site selection, equipment purchasing, move and set up, staffing and computer network establishment. In 1995, he became the Vice President of Administration and Finance. Ed retired from the company in 1997 and continued his retirement until he assumed his duties with Roanoke Technology Corp. in June, 1999.
<P>
COMMITTEES OF THE BOARD
<P>
We presently do not have any committees.
<P>
All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.
<P>
None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.
<P>
Certain Legal Proceedings
<P>
No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.
<P>
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
On January 16, 2001, we filed Form 3's for Messrs. Smith, Canady and Foster. Such Form 3's were filed late. A Form 5 will not be filed for our fiscal year ended October 31, 2000 since all reportable transactions for this fiscal year were reported on Form 3's filed with the Commission.
<P>
Item 11. Executive Compensation
--------------------------------
<P>
The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position            Year    Salary       Bonus      Other       Annual Long Term
                                                         Compensation     Compensation
                           --------------------------------------------------------------
David L. Smith Jr. (1)     2000    $150,000      -0-         (1)              -0-
President and Director     1999    $120,000      -0-         (1)              -0-
<P>
Glenn Canady               2000    $120,000      -0-         -0-              -0-
Vice President and
 Director                  1999    $ 53,077      (2)(3)     $1,000            -0-
<P>
Edwin Foster, Jr.(4)(5)    2000    $ 72,020      -0-         -0-              -0-
Secretary and Director     1999    $ 18,000      -0-         -0-              -0-
<P>
Ryan Brown(6)              2000    $ 92,923      -0-         -0-              -0-
Programer                  1999    $ 33,461      -0-         -0-              -0-

<P>
(1)In fiscal 2000, David received 1,500,000 of our restricted common shares per his employment agreement.
The shares were valued at $.60 per shares for a total of $900,000. In fiscal 1999, David received 750,000 of our restricted shares due to the fact that we exceeded $200,000 in revenues for the first 3 month period of 1999 and 100,00 of our restricted shares due to the Company surpassing $1,000,000 in gross revenues for such fiscal year pursuant to the terms of his employment agreement. Such shares received by him would normally be valued at the trading price at the time he received the shares ($1.75) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, this standard considers the discounting of stock when such stock is restricted; the company's stock was thinly traded and the number of shares to be traded on the market (750,000) would greatly devalue the stock. Therefore, the method used was as follows:
Initial price of $1.75; discounted 10% in lieu of the 2 year restriction. Based on this, the value is $1,181,250.
<P>
In addition, David Smith received 100,000 shares of restricted common stock. The trading price was $9.00 per share discounted by 10% for a total value of $180,000.
<P>
Since the beginning of fiscal 2000, David has received 1,500,000 of our restricted shares pursuant to his execution of a new 3 year employment agreement with us in August 2000. Such shares received by him would normally be valued at the trading price at the time he received the shares ($0.25) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, this standard considers the discounting of stock when such stock is restricted; our stock was thinly traded and the number of shares to be traded on the market (1,500,000) would greatly devalue the stock. Therefore, the method used was as follows: Initial price of $0.25; discounted 10% in lieu of the restriction. Based on this, the value is $337,500.
<P>
(2) Glenn's salary was based on $60,000 per year until June 3, 1999. He commenced employment during fiscal year 1999. Increased to $80,000 per year as of June 4, 1999. Further increased to $100,000 per year as of August 27, 1999. On June 30, 2000 his salary was adjusted per his employment agreement to $120,000 as we had revenues of $2,000,000 over the preceding 12 month period. Glenn also received sales commissions of $29,027.63 in 1999 and $9862.50 in 2000. He is no longer eligible to receive sales commission compensation. He received $1000 in fees in 1999 for writing two articles.
<P>
(3) Glenn's employment agreement provides for the option of purchasing 200,000 shares of common stock at $1.00 per share as follows: The option shall accrue in equal annual increments for each 12 months of service over the next 4 years from the agreement dated March 1, 1999. Each annual increment shall relate to 50,000 shares. All shares are restricted for a 1 year period from when we issue the shares to Glenn. Thereafter, the shares can be sold in accordance with Rule 144 of the 1933 Securities Act.
<P>
(4) Ed's salary was based on $52,000 per year for fiscal year 1999. Effective December 1, 1999, Ed's salary was increased to $72,020 per year. Effective October 1, 2000, Ed's salary was increased to $82,160 per year. In January 2000, Ed entered into a Stock Option Agreement with the Company whereby he was granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 each. To date he has not exercised any such options.
<P>
(5) The Company made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2001.
<P>
(6) Ryan's employment commenced June 24, 1999. He worked full time through August 1999 and resumed his educational studies in September 1999. He is presently required to work thirty hours per week. His salary is based on $60,000 per year. Ryan has a stock option agreement which provides for the option of purchasing 200,000 shares of common stock at $1.00 per share as follows: The option shall accrue in equal annual increments for each 12 months of service over the next 4 years commencing July 1999. Each annual increment shall relate to 50,000 shares. All shares are restricted for a 1 year period from when we issue the shares to Ryan. Thereafter, the shares can be sold in accordance with Rule 144 of the 1933 Securities Act.
<P>
Compensation of Directors
<P>
The Directors of our Company do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.
<P>
Item 12. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
<P>
The following table sets forth as of February 9, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and
(iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.
<P>

                                   Number of Shares of
Name of Beneficial Owner/          Common Stock               % of Beneficial
Identity of Group               Beneficially Owned               Ownership
--------------------------------------------------------------------------------
David L. Smith, Jr.             6,853,732(1)                       46.14%
Glenn Canady                       20,000(1)                           *%
Edwin E. Foster, Jr                   500(2)                           *%
<P>
All executive officers and      6,874,232                          46.27%
directors as a group (3 persons)
<P>
*Less than 1%.

<P>
(1) David acquired his shares as follows: 500,000 on May 28, 1998 in accordance with the acquisition of Top-10 Promotions, Inc. David was the sole shareholder of Top-10; 2,000,000 on October 1, 1998 as compensation for services rendered; 750,000 on November 1, 1998 as compensation for services rendered per agreement with us; 2,650,000 on May 11, 1999 based on a purchase of shares from James Lee, the founder of our Company; 100,000 on September 2, 1999 as compensation for services rendered per agreement with us; and 1,500,000 on August 22, 2000 as compensation for services rendered per David agreeing to sign an amended employment agreement. Subsequently on June 18, 1999, in a private transaction, David transferred 15,000 shares to Glenn at a price of $1.00 per share; on August 5, 1999, in private transactions, David transferred the following additional shares: (i) 5,000 shares to Glenn at a price of $1.00 per share; (ii) 15,000 shares to Mark Canady (Glenn's brother) and one of our employees at a price of $1.00 per share; and 11,268 shares to Davin McAteer, one of our employees at a price of $4.25 per share.
<P>
The persons named in the table have sole voting and investment power with respect to all shares of Common Stock. Edwin Foster, Jr. purchased his shares on the open market.
<P>
The addresses for the above individuals is c/o Roanoke Technology Corp., 539 Becker Drive, Roanoke Rapids, NC 27870.
<P>
Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
<P>
The Company made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2001.
<P>
Our legal counsel, Richard I. Anslow represented both Offshore Software Development Corp. and us in an Asset Purchase Agreement in March 1999. Offshore and the Company both signed waivers of such conflict of interest so that Mr. Anslow could represent both parties. Mr. Anslow received an additional 22,500 of our shares based on the Asset Purchase Agreement since he previously held 25,000 shares of Offshore prior to the Asset Purchase Agreement.
<P>
PART IV
---------
<P>
Item 14. Exhibits and Reports on Form 8-K
------------------------------------------
<P>
(a)   The following documents are filed as part of this
report:
<P>
1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.
<P>
2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.
<P>
3.  Exhibits:
<P>
The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.
<P>
3(i)      Certificate of Incorporation, as amended (1)
<P>
3.2       Bylaws, as amended (1)
<P>
(1) Incorporated by reference to the Registrant's Form 10-SB, filed on July 15, 1999
           (SEC File No. (000-26715).
<P>
(b)        Reports on Form 8-K
           We did not file any reports on Form 8-K for the fiscal year ended October 31, 2000.
<P>
                       SIGNATURES
<P>
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
<P>
                        ROANOKE TECHNOLOGY CORP.
<P>
                        By: /s/ David L. Smith, Jr.
                        -----------------------------
                         David L. Smith, Jr.
                         President, Chief Executive
                         Officer and Director
<P>
Dated: February 14, 2001
<P>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                                      Date
<P>
/s/ David L. Smith, Jr.      President, Chief Executive Officer,     February 13, 2001
-----------------------      and Director
<P>
/s/ Glenn L. Canady          Vice President of Operations,           February 13, 2001
-----------------------      and Director
<P>
/s/ Edwin E. Foster, Jr.     Secretary and Director                  February 13, 2001
------------------------
<P>

                                  ROANOKE TECHNOLOGY CORP.
<P>
                               (A DEVELOPMENT STAGE COMPANY)
<P>
                                   FINANCIAL STATEMENTS
<P>
                                     OCTOBER 31, 2000
<P>
                                  ROANOKE TECHNOLOGY CORP.
                                     TABLE OF CONTENTS
FINANCIAL STATEMENTS                             Page #
     Independent Auditors Report                 1
<P>
     Balance Sheets                              2 - 3
     As of October 31, 2000 and 1999
<P>
     Statements of Operations                    4
     For the Twelve Months Ended
     October 31, 2000 and 1999
<P>
     Statement of Stockholders' Equity           5
     As of October 31, 2000 and 1999
<P>
     Statements of Cash Flow                     6
     For the Twelve Months Ended
     October 31, 2000 and 1999
<P>
     Notes to the Financial Statements           7-12
<P>

                   Independent Auditors Report
<P>
To the Board of Directors and Stockholders
Roanoke Technology Corporation
Roanoke Rapids, North Carolina
<P>
We have audited the accompanying balance sheet of Roanoke Technology Corporation, as of October 31, 2000 and 1999, and the related statements of operations, capital surplus and cash flows for the twelve months then ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
<P>
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
<P>
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roanoke Technology Corporation, as of October 31, 2000 and 1999, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.
<P>
/s/  Gately & Associates, LLC
-----------------------------------
     Gately & Associates, LLC
     Certified Public Accountants
     Orlando, Florida
     December 15, 1999

                     ROANOKE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                            BALANCE SHEETS
               As of October 31, 2000 and October 31, 1999
<P>
                                  ASSETS
                                              2000                       1999
                                          -----------                -----------
CURRENT ASSETS
  Cash                                    $    40,994               $   77,904
  Accounts receivable                          57,860                        0
  Less: allowance for doubtful accounts         2,900                        0
                                           -----------               -----------
     Total Current Assets                      95,954                   77,904
<P>
PROPERTY AND EQUIPMENT
<P>
   Equipment and leasehold improvements       274,749                 164,498
   Less: accumulated depreciation              65,956                  21,490
                                           -----------              -----------
<P>
      Total Property and Equipment            208,793                 143,008
<P>
OTHER ASSETS
<P>
   Organization costs                           1,000                   1,000
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization             181,386                  70,353
                                           -----------               ----------
   Net intangibles                            152,228                 263,261
   Deposits                                     8,950                   1,500
                                           ------------               ---------
      Total Other Assets                      161,178                 264,761
<P>
           TOTAL ASSETS                     $ 465,925               $ 485,673
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
<P>
   Accounts payable and accrued expenses  $  235,630                $  37,415
   Current maturity of long-term debt          7,200                    6,760
                                          -----------                ----------
      Total current liabilities              242,830                   44,175
<P>
LONG TERM LIABILITIES
<P>
   Long term debt                             13,853                   22,548
   Less: current portion                       7,200                    6,760
                                          -----------                ----------
     Total long term liabilities               6,654                   15,788
<P>
Deferred Revenue                                   0                   44,025
                                          -----------                ----------
       TOTAL LIABILITIES                     249,484                  103,988
<P>
STOCKHOLDERS' EQUITY
--------------------
<P>
STOCKHOLDERS' EQUITY
<P>
   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    12,830,183 issued
    and outstanding                           1,283                     1,133
   Additional paid-in capital             4,272,351                 3,372,501
   Retained earnings                     (4,057,193)               (2,991,949)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY           216,441                   381,685
                                         -----------              ------------
<P>
       TOTAL LIABILITIES AND EQUITY      $  465,925              $    485,673
                                        =============             =============

<P>

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Twelve Months Ended October 31, 2000 and 1999
                                         2000                    1999
                                         ----------              -----------
REVENUE
  Sales                                 $ 1,999,103              $ 1,144,122
  Cost of sales                           1,055,268                  593,909
                                         ----------              -----------
GROSS PROFIT                                943,835                  550,213
<P>
GENERAL & ADMINISTRATIVE EXPENSES         2,001,328                3,152,748
RESEARCH & DEVELOPMENT                      115,023                   80,915
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION             (1,172,516)              (2,683,450)
<P>
OTHER INCOME AND (EXPENSE)
<P>
   Interest - net                              (728)                  (2,954)
   Gain on sale of stock                    108,000                        0
                                         ----------              -----------
   Total Other                              107,272                   (2,954)
                                         ----------              -----------
<P>
NET INCOME (LOSS)                       $(1,065,244)             $(2,686,404)
                                         ==========              ===========
<P>
NET EARNINGS PER SHARE
   Basic and Diluted
      Net loss per share                       (.01)                    (.26)
<P>
Basic and Diluted Weighted Average
Number of Common Shares Outstanding       11,580,183               10,330,206
<P>

<P>

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of October 31, 2000
                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                          ----------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323 $          0 $   59,476
Acquisition                      500,000         50       19,450                  19,500
First offering                   800,000         80       19,920                  20,000
Second offering                1,000,000        100       49,900                  50,000
Third offering                   880,000         88       87,912                  88,000
Stock compensation             3,175,000        318      123,507                 123,825
Net loss for the year                                                (305,545)  (305,545)
                          ----------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  788     $360,012 $   (305,545)$   55,256
<P>
Third offering                 1,349,572        135      354,635                 354,770
Issuance for consulting fees     250,000         25       24,975                  25,000
Officer compensation             850,000         85    1,991,165               1,991,250
Asset acquisition                999,111         99      629,901                 630,000
Stock issued for services          1,500                  11,813                  11,813
Net loss for the year                                             (2,686,404) (2,686,404)
                           ---------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $(2,991,949) $  381,685
<P>
Officer compensation            1,500,000        150     899,850                 900,000
Net loss for the year                                             (1,065,244) (1,065,244)
<P>
Balance at October 31, 2000    12,830,183     $1,283  $3,372,501 $(3,157,343)  $ 216,441
                           ===============================================================

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Twelve Months ending October 31, 2000 and 1999
                                                        2000                  1999
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
<P>
   Net income (loss)                                $ (1,065,244)         $(2,686,404)
<P>
   Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:
<P>
   Loss on impaired asset                                     0              275,075
   Depreciation and amortization                        155,500              142,112
   Stock issued for services                            900,000            2,028,063
  (Increase) decrease in employee advance                                      1,000
  (Increase) decrease in accounts receivable            (54,960)                   0
   Increase (decrease) in payables & accrued expenses   198,215               28,900
   Increase (decrease) in deposits                       (7,450)                   0
   Increase (decrease) in deferred revenue              (44,025)                   0
                                                      ----------            -----------
      Total adjustments to net income                 1,147,280            2,457,150
                                                      ----------            -----------
<P>
   Net cash flows from operations                        82,036             (229,254)
<P>
CASH FLOWS FROM INVESTING ACTIVITIES
<P>
   Capital expenditures on equipment                   (110,251)            (104,140)
                                                      -----------           -----------
   Net cash flows from investing                       (110,251)            (104,140)
                                                      -----------           -----------
<P>
CASH FLOWS FROM FINANCING ACTIVITIES
<P>
   Proceeds from issuance of common stock                     0              407,770
   Payments on notes                                     (8,695)             (10,267)
                                                      -----------           ----------
   Net cash flows from financing                         (8,695)             397,503
                                                      -----------           ----------
CASH RECONCILIATION
<P>
   Net increase (decrease) in cash                       (36,910)             64,109
   Cash at beginning of year                              77,904              13,795
                                                       ----------           ----------
CASH BALANCE AT OCTOBER 31, 2000                       $ 40,994             $ 77,904
                                                      ===========           ==========
<P>

           ROANOKE TECHNOLOGY CORPORATION
                   AND SUBSIDIARY
<P>
         NOTES TO THE FINANCIAL STATEMENTS
<P>
(See Independent Auditor's Report)
<P>
1. Summary of significant accounting policies:
   -------------------------------------------
<P>
Industry   Roanoke Technology Corporation (The Company)
--------
was incorporated December 11, 1997 as Suffield
Technologies Corp., its original name, under the laws of
the State of Florida.   The Company is headquartered in
Roanoke Rapids, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of
technology to provide enhanced internet marketing
capabilities.
<P>
Revenue Recognition and Service Warranty   Revenues
----------------------------------------
resulting from technology consulting services are
recognized as such services are performed and paid.  A
deferred
revenue account had been established in the financial statements during 1999 to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. During February of 2000 the service agreement was changed thus not requiring a deferred revenue account. Services are most often paid for in advance of the service being performed. The services performed are completed by software programs leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service contract guarantee. No provision for estimated future costs relating warranties have been made as these costs have been historically immaterial.
<P>
Cash and Cash Equivalents   The Company considers cash on
-------------------------
hand and amounts on deposit with financial institutions
which have original maturities of three months or less to
be cash and cash equivalents.
<P>
Basis of Accounting- The Company's financial statements
-------------------
are prepared in accordance with generally accepted
accounting principles.  All costs associated with
software development and advancement are expensed as
a cost of sales through an ongoing research and
development program.
<P>
Property and Equipment   Property and equipment are
----------------------
recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:
<P>
     Machinery and equipment            2 to 10 years
     Furniture and fixtures             5 t0 10 years
<P>
Leasehold improvements are amortized on the straight-line basis over the lessor of the life of the asset or the term of the lease.  Maintenance and repairs, as incurred,
are charged to expenses; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.
<P>
Long-lived Assets - Long lived assets, including property and
-----------------
equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
<P>
Intangibles   Goodwill represents the excess of purchase
-----------
price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.
<P>
Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.
<P>
Research and Development   Research and development costs
------------------------
incurred in the discovery of new knowledge and the
resulting translation of this new knowledge into plans
and designs for new services, prior to the attainment of
the related products' technological feasibility, are
recorded as expenses in the period incurred.
<P>
Income Taxes   The Company utilizes the asset and
------------
liability method to measure and record deferred income
tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted
tax rates that apply to taxable income in the years in
which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management,
it is more likely than not that some portion or all of
the deferred tax assets will not be realized.
<P>
Fair Value of Financial Instruments   The Company's
-----------------------------------
financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities.  The carrying
amounts of other financial instruments approximate their
fair value because of short-term maturities.
<P>
Earnings Per Share   Basic earnings per share ("EPS") is
------------------
computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under
Statement of Financial Accounting Standards (SFAS) No.
128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.
<P>
Concentrations of Risk   Financial instruments
-----------------------------
which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.
<P>
No customer represented 10 % or more of The Company's
total sales as of the current reporting period.
<P>
The Company has a concentration of revenue dependancy on a limited number of services.
<P>
Stock-Based Compensation   In accordance with the
------------------------
recommendations in SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), The Company's
management has considered adopting this optional standard
for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date.
The Company accounted for stock bonus' during the years ending October 31, 2000 and 1999 of 1,500,00 shares and 850,000 shares of restricted stock, respectively, given to the President of the company as compensation. The bonus was accounted for in the current periods in order to match the compensation expense with the time in which it was earned.
In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares.
The shares are restricted from sale for a period of two
years from the date of issuance and are accounted for at
their fair value.
<P>
2. Going Concern:
   --------------
<P>
The Company's financial statements have been presented on
the basis that it is a going concern, which contemplates
the realization of assets and the satisfaction of
liabilities in the normal course of business.
The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets.  Management
believes The Company will continue as a going concern in
its current market and is actively marketing its services which would enable The Company to meet its obligations and provide additional funds for continued new service development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.
<P>
3. Accounts Receivable and Customer Deposits:
   ------------------------------------------
<P>
Accounts receivable historically have been immaterial as
The Company's policy is to have the software that it
sells paid for in advance. As of the balance sheet date there were no deposits paid in advance.
<P>
4. Use of Estimates:
   -----------------
<P>
The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the
date of the financial statements and the reported amounts
of revenues and expenses during the reporting period.
Actual results could differ from those estimates.
<P>
5. Revenue and Cost Recognition:
   -----------------------------
<P>
The Company uses the accrual basis of accounting for financial statement reporting. Revenues are recognized when services are performed and expenses realized when
obligations are incurred.
<P>
6. Accounts payable and accrued expenses:
   --------------------------------------
<P>
Accounts payable and accrued expenses consist of trade payables and accrued payroll and payroll taxes created from normal operations of the business.
<P>
7. Long-term debt:
   ---------------
<P>
Long   term debt consists of:
<P>
Note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through
the maturity date of June, 2003.
<P>
Capital Lease with a finance company which bears an
interest rate of 13.61%. The lease is collateralized by equipment and requires that monthly payments of $534 be made through the maturity date of April, 2002.
<P>
Aggregate maturities of long   term debt over the next
five years are as follows:
<P>

For the quarter ending October 31, 2000        For the year ending October 31, 1999
YEAR                    AMOUNT                            YEAR               AMOUNT
2001                     7,200                            2000                6,760
2002                     4,995                            2001                7,803
2003                     1,659                            2002                5,710
2004                         0                            2003                2,275
2005                         0                            2004                    0

<P>
8. Operating Lease Agreements:
   ---------------------------
<P>
The Company rents office space with monthly payments of $6,000. The lease term for this space is seven years beginning on October 1, 2000. This lease includes an option to purchase whereby $1,000 of each month's rent may be applied to the purchase price.
<P>
The Company also rents a house for the convenience of
Company employees that are relocating to the area and out
of town business guests. The house also serves as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house has monthly payments of $1,200. The lease term is eighteen months beginning March 1, 1999 and ending on August 31,
2001.
<P>
The Company also leases its phone systems, internet lines
and various equipment .  The lease terms range from month
to month leases to leases with a term of sixty months.
All long - term leases include an upgrade clause of which management intends to upgrade technology when available.
For this reason, The Company considers all of these types
of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.
<P>
9. Stockholders' Equity:
   ---------------------
<P>
Preferred Stock
---------------
<P>
The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of October 31,
2000, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.
<P>
Common Stock
------------
<P>
During the period ending October 1998, the Board of
Directors issued 1,525,000 shares of restricted common
stock to The Company's officer's, and legal counsel in exchange for services, and issued 500,000 shares of restricted common stock in the acquisition of Top-10 Promotions, Inc.
<P>
In addition to the restricted shares issued, The Company
sold common stock through two separate private offerings during the period. In the initial offering 800,000 shares were sold each at a price of $0.025.  In the
second offering 1,000,000 shares were sold each at a
price of $0.05.
<P>
On October 15, 1998, the majority shareholders of The
Company undertook a Regulation   D, Rule 504, offering
whereby it sold 2,000,000 shares of common stock, $.0001
par value per share or an aggregate of $200,000. In addition, each investor in the offering received an option to purchase, for a twelve month period commencing
on the date of this offering, an additional one share of
The Company at $1.00 per share for each eight (8) shares purchased in the original offering (or $250,000). In addition, each investor received an option to purchase for an eighteen month period commencing on the date of
this offering an additional one (1) share of The Company
for each 8.88 shares previously purchased at $2.00 per
share or an aggregate of 225,000 shares (or $450,000).
<P>
The Company also approved of the investment by Arthur Harrison & Associates in the offering provided that such investment in The Company was in lieu of monies owed to Arthur Harrison & Associates by The Company for two (2) promissory notes dated September 22, 1998 and October 10, 1998. Further more, Arthur Harrison & Associates agreed to waive its rights to any interest on promissory notes.
<P>
Stock Incentive Plans
<P>
On March 1, 1999, The Company entered into a stock option agreement with the Director of Operation, Glenn Canady, as noted in footnote number eleven. The Company applies Accounting Principles Board Opinion No. 25, "Accounting
for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options.
<P>
Pro forma information regarding net income and earnings
per share is required by SFAS 123, and has been
determined as if The Company had accounted for its
employee stock options under the fair value method of
SFAS 123.  As of the balance sheet date, there is no
material effect on earnings and earnings per share.
<P>
10. Acquisitions:
    -------------
<P>
On March 30, 1999 The Company acquired assets of Offshore Software Development Ltd. ("Offshore") in an exchange of assets for 999,111 shares of The Company issued to the shareholders of that company. The Company's management has valued the transaction at $630,000.
<P>
The assets included were comprised of four computers valued at $8,000 and two software programs valued at $622,000. The value of these assets was determined on the basis of the management's estimation.
<P>
An unusual impairment loss of $257,075 was recorded in October of 1999 to reflect an impairment of the intangible assets resulting from the acquired "Offshore" assets on March 30, 1999. The impairment resulted from the Company's revised forecast of the cash inflows expected from intangible assets. Amortization expenses will drop by $8,583 per month.
<P>
Effective May 29, 1998, The Company acquired all the outstanding common stock of Top-10 Promotions, Inc., consisting of 100 shares, effective. These shares were redeemed and canceled. The 100 shares of Top-10
Promotions, Inc. were acquired in exchange for 500,000 "restricted" shares of The Company's common stock issued to David Smith, the sole shareholder of Top-10
Promotions, Inc. This transaction has been accounted for using the purchase method of accounting. The value of the share exchanged by both parties was determined to be $19,500, including a value of $(114) attributed to the fair value of assets and liabilities, and $19,614 of
goodwill attributed to the method of doing business and
the internally developed software.
<P>
Simultaneous with the acquisition, The Company purchased
all of the remaining authorized shares of Top-10
Promotions, Inc. for $50,000 payable at closing and
$17,500 per month payable over an eleven month period as other consideration. The Company borrowed funds for this transaction and later, upon agreement with the lender, converted a portion of the amount due as capital
contributed to The Company.   <P>
Also, the former owner of Top-10 Promotions, Inc. was
given the right to borrow up to 25% of retained earnings
of Roanoke Technologies Corporation in fiscal year 1998
or the first two quarters of fiscal 1999. Such borrowings shall be secured by his restricted stock received in the acquisition at a 75% discount value to market. Repayment shall be for a two-year period at a 5% annual interest rate. The Company also entered into an employment contract with the former owner of Top-10 Promotions.
<P>
11. Employment Contract and Incentive Commitments:
    -----------------------------------------------
<P>
The Company has entered into a two year employment
contract with the former owner of  Top-10 Promotions.
The contract provides for: salary not to exceed $10,000
per month (with not more than a 3% salary increase
provided The Company is profitable by at least twice the amount of the salary increase); quarterly bonus of 30% of the net income before income tax of The Company; standard non-competition clause; an option to renew the employment agreement for an additional two year term (provided he is not in default under the employment agreement); and the following management incentives: for fiscal year ending September 30, 1999 (a) 100,000 "restricted" shares if the surviving corporation has $2 million in gross revenues;
(b) 100,000 "restricted" shares if The Company has
$400,000 in after tax earnings.  The shares have been issued at a
market value of $810,000.
<P>
On November 1, 1998 The Company's management approved the issuance of 750,000 shares of restricted common shares of
The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued at a market value of $1,181,250.
<P>
The Company has entered into an employment agreement with
The Company's Director of Operations on March 1, 1999.
The agreement calls for a contract period of four years
upon which The Director will be paid an annual salary of $60,000 with standard company commissions and bonuses.
The salary will adjust to $80,000 at June 4th 1999. In addition the director's salary shall increase to $100,000 at the time The Company's gross revenues exceed
$1,000,000 during any twelve month period and $120,000
once The Company's gross revenues exceed $2,000,000
during any twelve month period.  Upon the director's
salary increasing to $80,000 or above, the director shall
no longer be entitled to commissions and bonuses.
<P>
In addition to the above mentioned, the director will be granted stock options in The Company at an exercise price of $1.00 per share of common stock in the amount of
50,000 shares per year, after each year's service, for a
four year period.  Such shares will be restricted for a
two year period from the date of issuance.
<P>
The Company will account for these options during the
time that they are earned in accordance with APB Opinion
No. 25.  At the present time, the fair value of these
options are not in excess of the exercise price and not exercisable; therefore there is no compensation expense to record. A determination of the fair value of these options may be extended to the end of the current fiscal year. Other conditions are included in this employment agreement, but remain immaterial to the financial statements.
<P>
12. Payroll Taxes Payable and Deferred Tax Assets and
    Liabilities:
    --------------------------------------------------
<P>
The Company accrues payroll and income taxes.  The
Company, currently a C-Corporation, accounts for income
taxes in accordance with Statements on Financial
Accounting Standards 109. As of October 31, 2000, The Company had a deferred tax asset in the amount of approximately $440,000 that is derived from a net operating tax loss carryforward associated with stock compensation.
The deferred tax assets will expire during the years ending October 31, 2018 and 2019 in the amounts of $40,000 and $400,000 respectively. It is uncertain as to when this compensation will be deductible as it can only be deducted for tax purposes when the officers sell the
respective shares.
<P>
13. Required Cash Flow Disclosure for Interest and Taxes
    Paid:
    ----------------------------------------------------
<P>
The Company paid interest in the amount of $2,882 during the twelve months ended October 31, 2000 and $2,954 during the twelve months ending October 31, 1999. The Company had no income tax payments due and did not pay any income tax amounts during the period. The Company issued 1,500,000 shares of common stock as compensation to the president.
This transaction represents a non-cash charge of $900,000.
<P>
Non-cash transactions include stock based employee compensation as listed in the financial statements, the acquisition of the assets of Offshore Software
Development Ltd. for stock in The Company and the
retirement of note payables of the initial funding of
The Company upon acquisition of Top-10 as a contribution
to additional paid in capital.
<P>
The Company acquired assets from "Offshore" by the issuance of stock for a value of $630,000. An impairment loss of $257,075 was recorded in October of 1999 to reflect an impairment of the intangible assets resulting from the acquired "Offshore" assets on March 30, 1999. The impairment resulted from the Company's revised forecast of the cash flows expected from intangible assets. Amortization expenses will drop by $8,583 per month. This impairment loss was a non-cash loss.
<P>
14.  Litigation, claims and assessments:
     -----------------------------------
<P>
There are various lawsuits and claims pending against The Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse affect on The Company's results of operations, financial position or liquidity. The following is management's disclosure regarding litigation, claims and assessments:
<P>
Craig (Plaintiff) v. Top-10 Promotions, Inc., Glenn Canady and Kelly Allen (collectively, the Defendants); Sonoma County Superior (Limited Civil), California, Case No. 163579 filed on June 21, 2000. Plaintiff, Gary Craig, operates a web site which dispenses information about a therapeutic technique and offers instructional material for a fee. Plaintiff purchased our product known as "Premium Service" in order to secure at least 10 placements for his web site URL within the top 20 positions somewhere across the Internet's top search engines. The product performed as expected. However, in working with his web site, plaintiff caused his site specific search engine to become unusable. Despite this fact, Plaintiff filed suit claiming that it was not his own actions, but rather defendants "Premium Service" which caused his site to become unusable. Plaintiff seeks $16,295 plus punitive damages, interest, attorneys fees and costs. Although we are disclosing this lawsuit, we do not deem it to be material.
<P>
Oyster Software, Inc. (Plaintiff) v. Roanoke Technology Corp. (Defendant and Cross-Defendant), Forms Processing, Inc. (Defendant) and Barry Matz (Defendant); United States District Court, Northern District of California, Case No. C000724 filed on March 1, 2000. Plaintiff, Oyster Software, Inc. claims trademark and copyright infringement, misappropriation and unfair competition based on the placement of its trademarks and copyrighted material into HTML web pages utilized by defendant Forms Processing, Inc.
(FPI). FPI claims that it had no knowledge of this fact and that the web pages were created for it by Roanoke Technology Corp. as part of the purchase of the product known as "Premium Service." We deny placing the allegedly infringing material into FPI's web pages. Plaintiff's complaint seeks declaratory relief, an injunction, an accounting, damages in excess of $1,600,000 and an award of attorneys fees and costs. Through its cross-complaint, FPI seeks declaratory relief and indemnity. We are presently defending such lawsuit
<P>
Peter Barry (Plaintiff) v. Top-10 Promotions, Inc.(Defendant);Ramsey County District Court, Minnesota in
November 2000.   Plaintiff, Peter Barry, claims that this
action arises under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. We have denied liability in this matter and believe that we have a good faith defense against this action and against certification of a class action. This suit was only recently instituted and no discovery has occurred at this point. This action was commenced after October 31, 2000 but arose from events occurring prior to October 31, 2000.
<P>
15. Condensed consolidating financial statements:
    ---------------------------------------------
<P>
RTCHosting Corp (RTCH) is a wholly owned subsidiary of The Company. RTCH was incorporated on June 12, 2000 in the state of North Carolina. RTCH has 1,000 common shares authorized with no par value and 100 common shares outstanding. The Company has determined that separate financial statements and other disclosures concerning RTCH are not material to investors. RTCH was formed to hold the copyrights of an on line procurement system being developed by The Company. The Company has expensed all research and development costs. The only costs incurred by RTCH has been its incorporation and start-up costs which have been expensed in the amount of $3,050. RTCH currently has no material assets, liabilities or owners
<P>
16. Subsequent event:
    -----------------
On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, is 11.50% per year. This initial rate is the prime rate on the date The U.S. Small Business Administration received the loan application, plus two percent. The Company must pay principal and interest payments of $5,042.08 every month, beginning two months from the date of the note. Payments will be made on the first calendar day in the months that they are due. The note has a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by loan agreement. The following is a schedule of the intended use of funds received:
<P>
Leasehold improvements               $120,000
Fixtures                              109,000
Equipment                              47,000
Working capital                        14,000
                                    ---------
Total                               $ 290,000
<P>
17. Reclassification:
    -----------------
The Company's management has decided to reclassify certain items in the Statements of Operations. The Company has reclassified certain amounts as research and development costs. These costs have been shown separately from general and administrative costs. The costs are generally comprised of software development costs. General and administrative costs have also been reclassified as a one line item in the Statement of Operations.
<P>