Form 10-Q
period 2001-01-31
ROANOKE TECHNOLOGY CORP
filed 2001-03-21
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                        For the transition period from to

                           Commission File No. 0-26715

                            ROANOKE TECHNOLOGY CORP.
                 (Name of Small Business Issuer in Its Charter)

                                    Florida
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   22-3558993
                      (I.R.S. Employer Identification No.)

           539 Becker Drive, Roanoke Rapids, North Carolina          27870
              (Address of Principal Executive Offices)             (Zip Code)

                                 (252) 537-9222
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 20, 2001, the Company had 13,686,677 shares of Common Stock outstanding, $0.0001 par value.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

Part I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS                                           Page #
     Balance Sheets                                            1 - 2
     As of January 31, 2001 and
     October 31, 2000

     Statements of Operations                                  3
     For the Three Months Ended
     January 31, 2001 and 2000

     Statement of Stockholders' Equity                         4
     As of January 31, 2001

     Statements of Cash Flows                                  5
     For the Three Months Ended
     January 31, 2001 and 2000

     Notes to the Financial Statements                         6-12

Item 1. Financial Statements                                   3

PART II - OTHER INFORMATION                                    13

Item 1. Legal Proceedings                                      13

Item 2. Changes in Securities                                  13

Item 3. Defaults Upon Senior Securities                        14

Item 4. Submission of Matters to a Vote of Security Holders    14

Item 5. Other Information                                      14

Signatures                                                     14


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2001 are not necessarily indicative of results that may be expected for the year ending October 31, 2001. The financial statements are presented on the accrual basis.

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                   As of January 31, 2001 and October 31, 2000

                                     ASSETS

                                              2001                       2000
                                          -----------                -----------
CURRENT ASSETS
  Cash                                     $   53,204               $   40,994
  Accounts receivable                          23,920                   57,860
  Less: allowance for doubtful accounts         2,900                    2,900
  Employee receivable                          20,923                        0
                                           -----------               -----------
     Total Current Assets                      95,147                  95,954

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       502,876                 274,749
   Less: accumulated depreciation              89,275                  65,956
                                           -----------              -----------

      Total Property and Equipment            413,601                 208,793

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization             209,144                 181,386
                                           -----------               ----------
   Net intangibles                            124,470                 152,228
   Deposits and loan fees                      33,877                   8,950
   Officer receivable                          34,912                       0
                                           ------------              ----------
      Total Other Assets                      193,259                 161,178

           TOTAL ASSETS                     $ 702,007               $ 465,925
                                           ============              ==========


                                              2001                       2000
                                          -----------                -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  299,119                $ 235,630
   Current maturity of long-term debt         35,411                    7,200
                                          -----------                ----------
      Total current liabilities              334,530                  242,830

LONG TERM LIABILITIES

   Long term debt                            302,645                   13,853
   Less: current portion                      35,411                    7,200
                                          -----------                ----------
     Total long term liabilities             267,234                    6,654
                                          -----------                ----------

       TOTAL LIABILITIES                     601,764                  249,484
                                          -----------                ----------
STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    13,830,183 and 12,830,183 issued
    and outstanding, respectively             1,383                     1,283
   Additional paid-in capital             4,322,251                 4,272,351
   Retained earnings                     (4,223,391)               (4,057,193)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY           100,243                   216,441
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $ 702,007              $    465,925
                                        =============             =============

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended January 31, 2001 and 2000

                                            2001                    2000
                                         ----------              -----------
REVENUE

  Sales                                 $   392,556              $   520,679
  Cost of sales                             164,246                  260,488
                                         ----------              -----------
GROSS PROFIT                                228,310                  260,191

GENERAL & ADMINISTRATIVE EXPENSES           323,885                  276,162
RESEARCH & DEVELOPMENT                       62,863                   20,073
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION               (158,438)                 (36,044)

OTHER INCOME AND (EXPENSE)

   Interest - net                            (7,760)                   1,468
                                         ----------              -----------
   Total Other                               (7,760)                   1,468
                                         ----------              -----------

NET INCOME (LOSS)                       $  (166,198)             $   (34,576)
                                         ==========              ============

NET EARNINGS PER SHARE
   Basic and Diluted

      Net loss per share                       (.01)             Less than (.01)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding        13,663,516              10,330,206


                         ROANOKE TECHNOLOGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of January 31, 2000

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                          ----------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323 $          0 $   59,476
Acquisition                      500,000         50       19,450                  19,500
First offering                   800,000         80       19,920                  20,000
Second offering                1,000,000        100       49,900                  50,000
Third offering                   880,000         88       87,912                  88,000
Officer compensation           3,175,000        318      123,507                 123,825
Net loss for the year                                                (305,545)  (305,545)
                          ----------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789     $360,012 $   (305,545)$   55,256

Third offering                 1,349,572        135      354,635                 354,770
Issuance for consulting fees     250,000         25       24,975                  25,000
Officer compensation             850,000         85    1,991,165               1,991,250
Asset acquisition                999,111         99      629,901                 630,000
Stock issued for services          1,500                  11,813                  11,813
Net loss for the year                                             (2,686,404) (2,686,404)
                           ---------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $(2,991,949) $  381,685

Officer compensation            1,500,000        150     899,850                 900,000
Net loss for the year                                             (1,065,244) (1,065,244)
                           ---------------------------------------------------------------
Balance at October 31, 2000    12,830,183     $1,283  $4,272,351 $(4,057,193)  $ 216,441

Stock offered for cash          1,000,000        100      49,900                  50,000

Net loss for the quarter
 ended January 31, 2001                                              (166,198)   (166,198)
                           ---------------------------------------------------------------

Balance at January 31, 2001    13,830,183      $1,383  $4,322,251 $(4,223,391)  $ 100,243

                           ===============================================================


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
              STATEMENTS OF CASH FLOWS For the Three Months ending
                            January 31, 2001 and 2000

                                                        2001                  2000
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                $  (166,198)         $  (34,576)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                         51,076               63,859
  (Increase) decrease in accounts receivable             33,940                    0
  (Increase) decrease in employee receivable            (20,923)                   0
  (Increase) decrease in officer receivable             (34,912)                   0
  (Increase) decrease in deposits                       (24,927)                   0
   Increase (decrease) in payables & accrued expenses    63,489               (1,845)
                                                      ----------            -----------
      Total adjustments to net income                    67,743               62,014
                                                      ----------            -----------

   Net cash flows from operations                       (98,455)              27,438

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                   (228,127)             (11,463)
                                                      -----------           -----------
   Net cash flows from investing                       (228,127)             (11,463)
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                           290,000                   0

   Payments on notes                                     (1,208)             (2,496)

   Proceeds from issuance of stock                       50,000                   0
                                                      -----------           ----------
   Net cash flows from financing                        338,792              (2,496)
                                                      -----------           ----------
CASH RECONCILIATION

   Net increase (decrease) in cash                        12,210              13,479
   Cash at beginning of year                              40,994              77,904
                                                       ----------           ----------
ENDING CASH BALANCE                                    $  53,204            $ 91,383
                                                      ===========           ==========

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

                       (See Independent Auditor's Report)

1. Summary of significant accounting policies:
   -------------------------------------------

Industry - Roanoke Technology Corporation (The Company)
--------
was incorporated December 11, 1997 as Suffield Technologies Corp., its original name, under the laws of the State of Florida. The Company is headquartered in Roanoke Rapids, North Carolina and does business as Top- 10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of technology to provide enhanced internet marketing capabilities.

Revenue Recognition and Service Warranty - Revenues

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

Cash and Cash Equivalents - The Company considers cash on
------------------------- hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting- The Company's financial statements
-------------------
are prepared in accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as a cost of sales through an ongoing research and development program.

Property and Equipment - Property and equipment are
----------------------
recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

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

Intangibles - Goodwill represents the excess of purchase price over the fair
-----------
value of business acquired and is amortized on a straight-line basis over 3 years.

Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.

Research and Development - Research and development costs
------------------------ incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new services, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.

Income Taxes - The Company utilizes the asset and liability method to measure
------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments - The Company's ----------------------------------- financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing
------------------
earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Risk - Financial instruments which potentially expose The
----------------------
Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented 10 % or more of The Company's total sales as of the current reporting period.

The Company has a concentration of revenue dependancy on a limited number of services.

Stock-Based Compensation - In accordance with the recommendations in SFAS No.
------------------------
123, "Accounting for Stock- Based Compensation," ("SFAS No. 123"), The Company's management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date. The Company accounted for stock bonus' during the years ending October 31, 2000 and 1999 of 1,500,00 shares and 850,000 shares of restricted stock, respectively, given to the President of the company as compensation. The bonus was accounted for in the periods in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.

2. Going Concern:
   --------------

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

3. Accounts Receivable and Customer Deposits:
   ------------------------------------------

Accounts receivable historically have been immaterial as The Company's policy is to have the services that it sells paid for in advance. As of the balance sheet date there were no deposits paid in advance.

4. Use of Estimates:
   -----------------

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

5. Revenue and Cost Recognition:
   -----------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues are recognized when services are performed and expenses realized when obligations are incurred.


6. Accounts payable and accrued expenses:
   --------------------------------------

Accounts payable and accrued expenses consist of trade payables and accrued payroll and payroll taxes created from normal operations of the business.

7. Long-term debt:
   ---------------

Long - term debt consists of:

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, is 11.50% per year. This initial rate is the prime rate on the date The U.S. Small Business Administration received the loan application, plus two percent. The Company must pay principal and interest payments of $5,042.08 every month, beginning two months from the date of the note. Payments will be made on the first calendar day in the months that they are due. The note has a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by the loan agreement. The following is a schedule of the intended use of funds received:

Leasehold improvements               $120,000
Fixtures                              109,000
Equipment                              47,000
Working capital                        14,000
                                    ---------
Total                               $ 290,000

During the July quarter of 1998, the Company entered into a note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through the maturity date of June, 2003.

During the April quarter of 1999, the Company entered into a capital Lease with a finance company which bears an interest rate of 13.61%. The lease is collateralized by equipment and requires that monthly payments of $534 be made through the maturity date of April, 2002.

Aggregate maturities of long - term debt over the next five years are as follows:

For the quarter ended January 31, 2001                    For the year ended October 31, 2000
--------------------------------------                    -----------------------------------
YEAR                    AMOUNT                            YEAR               AMOUNT
----                    ------                            ----               ------
2002                    35,411                            2001                7,200
2003                    34,871                            2002                4,995
2004                    36,196                            2003                1,659
2005                    39,278                            2004                    0
2006                    43,993                            2005                    0

8. Operating Lease Agreements:
   ---------------------------

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

The Company also leases its phone systems, internet lines and various equipment. The lease terms range from month to month leases to leases with a term of sixty months. All long - term leases include an upgrade clause of which management intends to upgrade technology when available. For this reason, The Company considers all of these types of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.

9. Stockholders' Equity:
   ---------------------

Preferred Stock

---------------

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of October 31, 2000, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

Common Stock

------------

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

On October 15, 1998, the majority shareholders of The Company undertook a Regulation - D, Rule 504, offering whereby it sold 2,000,000 shares of common stock, $.0001 par value per share or an aggregate of $200,000. In addition, each investor in the offering received an option to purchase, for a twelve month period commencing on the date of this offering, an additional one share of The Company at $1.00 per share for each eight (8) shares purchased in the original offering (or $250,000). In addition, each investor received an option to purchase for an eighteen month period commencing on the date of this offering an additional one (1) share of The Company for each 8.88 shares previously purchased at $2.00 per share or an aggregate of 225,000 shares (or $450,000).

The Company also approved of the investment by Arthur Harrison & Associates in the offering provided that such investment in The Company was in lieu of monies owed to Arthur Harrison & Associates by The Company for two (2) promissory notes dated September 22, 1998 and October 10, 1998. Further more, Arthur Harrison & Associates agreed to waive its rights to any interest on promissory notes.

During the quarter ended January 31, 2001, The Company filed an SB-2 filing with the U.S. Securities and Exchange Commission. The filing called for 2,000,000 common shares to be offered at a price of $.05 per share. By January 31, 2001, 1,000,000 common shares have been sold.

Stock Incentive Plans

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

10. Acquisitions:
    -------------

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

Also, the former owner of Top-10 Promotions, Inc. was given the right to borrow up to 25% of retained earnings of Roanoke Technology Corporation in fiscal year 1998 or the first two quarters of fiscal 1999. Such borrowings shall be secured by his restricted stock received in the acquisition at a 75% discount value to market. Repayment shall be for a two- year period at a 5% annual interest rate. The Company also entered into an employment contract with the former owner of Top-10 Promotions.

11. Employment Contract and Incentive Commitments:
    -----------------------------------------------

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

On November 1, 1998 The Company's management approved the issuance of 750,000 shares of restricted common shares of The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued at a market value of $1,181,250. An additional 1,500,000 shares of restricted were issued in accordance with the revised employment agreement during the year ended October 31, 2000 for a value of $900,000.

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

12. Payroll Taxes Payable and Deferred Tax Assets and
    Liabilities:
    --------------------------------------------------

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

13. Required Cash Flow Disclosure for Interest and Taxes
    Paid:
    ----------------------------------------------------

The Company paid interest in the amount of $8,422 during the quarter ended January 31, 2001. The Company had no income tax payments due and did not pay any income tax amounts during the period.

14.  Litigation, claims and assessments:
     -----------------------------------

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

15. Condensed consolidating financial statements:
    ---------------------------------------------

RTCHosting Corp (RTCH) is a wholly owned subsidiary of The Company. RTCH was incorporated on June 12, 2000 in the state of North Carolina. RTCH has 1,000 common shares authorized with no par value and 100 common shares outstanding. The Company has determined that separate financial statements and other disclosures concerning

RTCH are not material to investors. RTCH was formed to hold the copyrights of an on line procurement system being developed by The Company. The Company has expensed all research and development costs. The only costs incurred by RTCH has been its incorporation and start-up costs which have been expensed in the amount of $3,050. RTCH currently has no material values of assets, liabilities or equity.

16. Reclassification:
    -----------------
The Company's management has decided to reclassify certain items in the Statements of Operations. The Company has reclassified certain amounts as research and development costs. These costs have been shown separately from general and administrative costs. The costs are generally comprised of software development costs. General and administrative costs have also been reclassified as a one line item in the Statement of Operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

OVERVIEW

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

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, the Company's revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, the Company was building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999 and 2000, the Company had gross revenue of $1,144,122 and $1,999,103, respectively .

THREE MONTHS ENDED JANUARY 31, 2001 TO THREE
MONTHS ENDED JANUARY 31, 2000

Revenues for the first quarter of fiscal years 2001 and 2000 were $392,556 and $520,679, respectively. Management attributes this decline primarily to a redesign of its program for generating sales leads. Temporary difficulties with the redesign, since resolved, reduced the quantity and quality of sales leads provided to the company's sales force. In addition, several of the company's sales persons either resigned or were terminated.

Cost of sales was $164,246 or 42% of revenues as compared to $260,488 or 50% of revenues in the prior year. The decrease as a percentage of sales is attributable primarily to increased sales productivity resulting from the redesign of the company's lead generating program.

Depreciation and amortization expenses decreased to $51,076 or 13% of revenues from $63,859 or 12% of revenues because of the retirement of certain assets and decreased value by impairment of certain software programs.

Legal and accounting expenses increased to $53,804 or 14% of revenues from $14,534 or 3% of revenues mainly due to an increase pending litigation and an increase in the number of filings made with the Securities and Exchange Commission.

Marketing expenses decreased to an immaterial amount from the $36,293 spent in the prior year quarter. There were no equivalent expenses in the current year. These expenses were related to the global group purchasing program developed by the company. All marketing and software expenses related to this program have been expensed as incurred. The company is no longer actively pursuing this business opportunity. Normal advertising expenses had an immaterial change from the prior year and remain at less than 1% of revenues.

Office and occupancy expenses increased from $36,012 or 7% of revenues to $45,403 or 12% of revenues. This was the result of increased expenses for office supplies, equipment rentals, and personnel additions.

Telephone expenses of $26,580 or 7% of revenues did not materially change in amount from $26,955 or 5% of revenues. The Company believes recent renegotiations with phone and internet services will decrease these costs as a percentage of revenues.

Research and development costs increased to $62,863 or 16% of revenues from $20,073 or 4% of revenues. The increase is mainly due to increased activity in development of new internet services. The Company has hired additional programmers on a full time basis in order to meet their objectives.

The loss from operations increased from $34,576 or 7% of revenues to $166,198 or 42% of revenues. Management believes there has been a temporary decline in revenues, from $520,679 to $392,556 or 25%, when general and administration costs along with research and development costs increased from a combined $296,235 or 57% of revenues to $386,748 or 99% of revenues, a 31% increase from the prior year's quarter. The decline in sales is thought of as temporary as the Company has hired and is training new sales staff.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities was ($98,455) for the three months ended January 31, 2001 as compared with cash inflows of $27,438 in the prior year's quarter. Expenses during the period included an increase in general and administrative costs along with an increase in research and development costs for a total increase of $90,513. Research and development costs were $62,863 as compared to $20,073 in the prior year's quarter making up the largest increase in costs in operating activities. Also included in cash outflows from operating activities were advances to employees and officer for a total of $55,835. Absent these advances and the increase in research and development costs, cash inflows from operating activities would have been $170.

Cash Flows from Investing Activities

The company purchased $228,127 of equipment during the quarter, an increase from the $11,463 spent in the prior year's quarter. The purchase was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in the Company's newly leased office space.

Cash Flow Provided from Financing Activities

Cash inflows from financing activities was $338,792 as compared to cash outflows in the prior year's quarter of ($2,496). The cash inflow was primarily due to the issuance of stock for cash in the amount of $50,000 and loan proceeds of $290,000.

Outlook

The company has leased a facility with 14,500 square feet of floor space as compared to 3,000 square feet at its old facility. The new facility has been reconfigured to meet our requirements. We believe that this facility will provide room to eventually increase our present work force from thirty to approximately one hundred. Monthly rental will be approximately $6,000 as compared to $2,550 at our old facility.

During the first part of this fiscal year, we have spent about $225,000 for moving expenses, wiring, flexible work partitions, additional furniture and computer equipment at the new site. We have funded this expenditure from current working capital, funds generated from operations, the issuance of stock for $50,00 cash, and obtained an SBA-guaranteed bank loan in the amount of $290,000.

The company's general method of operation calls for cash payments in advance of performing web site visibility enhancement services. As a result, we have only minimal inventories and receivables. This facilitates financing growth. We expect growth to result primarily from additions to our sales force. Since it usually takes three to six months for new additions to the sales force to generate sufficient sales volume to cover the cost of their base wage, insurance, related expenses, the rate of sales force expansion can significantly impact our cash requirements. We are currently increasing our sales force from ten to approximately seventeen by March 31, 2001 and twenty-four by September 30, 2001. We believe internally generated cash flow, supplemented by the SBA-guaranteed bank loan, will be adequate to finance growth at this rate. If no other sources of financing are available, the rate of growth in the sales force will be scaled down commensurate with our cash flow generation ability.

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk
------------------------------------------------------

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

(3) Peter Barry (Plaintiff) v. Top-10 Promotions, Inc. (Defendant);Ramsey County District Court, Minnesota in November 2000. Plaintiff, Peter Barry, claims that this action arises under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. We have denied liability in this matter and believe that we have a good faith defense against this action and against certification of a class action. This suit was only recently instituted and no discovery has occurred at this point. This action was commenced after October 31, 2000 but arose from events occurring prior to October 31, 2000.

Item 2. Changes in Securities.  None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On December 21, 2000, a majority of our shareholders executed a resolution authorizing us to grant to each of the following employees: David L. Smith, Jr., Ryan Brown, Glenn Canady, Edwin E. Foster, Jr., stock options. Such options cease upon the death of the employee or upon our termination of the employee. Any increments of the options which have already vested in the employee shall not be affected by such termination. In addition, pursuant to the fully executed stock option agreements each of the above named employees shall be entitled to the option of 200,000 shares of common stock when our gross revenues for any consecutive twelve month period reaches $5,000,000. Each of the above named employees shall be entitled to the option of 500,000 shares of our common stock when our gross revenues for any consecutive twelve month period reaches $10,000,000. Each of the above named employees shall be entitled to the option of 1,000,000 shares of our common stock when our gross revenues for any consecutive twelve month period reaches $25,000,000. The exercise price of each share shall be $.0001 per share.

No shareholders meeting was held and no information was distributed in connection with such meeting.

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROANOKE TECHNOLOGY CORP.
                              (Registrant)

Date:
March 22, 2001                /s/ David L. Smith
                              -------------------------
                              David L. Smith, Jr.
                              President