Form 10-K/A
period 2000-10-31
ROANOKE TECHNOLOGY CORP
filed 2001-04-20
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            AMENDMENT NO. 1 TO FORM 10-K

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2000

                            Commission File # 0-26715

                            ROANOKE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

                                     Florida
                (State or other jurisdiction of incorporation or
                                  organization)

                                   22-3558993
                      (IRS Employer Identification Number)

             539 Becker Drive, Roanoke Rapids, North Carolina 27870
              (Address of principal executive offices ) (Zip Code)

                                  (252)537-9222
                (Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
                          None

Securities registered pursuant to Section 12(g) of the Act:
           Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended October 31, 2000: $1,999,103

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 9, 2001, was: $1,104,365

Number of shares of the registrant's common stock outstanding as of February 9, 2001 was: 12,686,677

Transfer Agent as of December 31, 2000:
                             Interwest Transfer Co.
                    1981 East Murray Holladay Road, Suite 100
                           Salt Lake City, Utah 84117

                                     PART I
                                     ------

Item 1.  Description of Business
---------------------------------

Business Development. We were incorporated in Florida on December 11, 1997 under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc. ("Top 10"), a Virginia corporation with its principal place of business in North Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998 ("Share Exchange"). Top 10 was incorporated in Virginia on November 18, 1997. We maintain our principal offices at 539 Becker Drive, Roanoke Rapids, North Carolina, 27870 and our telephone number is (252) 537- 9222.

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

FORMATION

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

SERVICES

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

When a customer purchases the "Premium Plan" we begin the following procedures:

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

We commit to the following for our Premium Plan:

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

RTCHOSTING CORP

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

Key features of the system include:

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

We believe that any organization can become a customer.

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

TRADEMARKS

Trademark applications have been filed with the United States Patent and Trademark Office for the names "Top 10 and Design," "PC Beacon" "RTCHosting and Design" and "RFQHosting."

PERSONNEL

We currently employ 28 full time employees. They fall into 4 different categories: 3 management, 10 sales, 4 programmers, and 11 support personnel. Sales personnel are compensated on a base pay plus commission basis.

We expect to continue to add salespersons.

COMPETITION

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

     SubmitIt! States that for $19.99 per month it will provide the following: submit 10 web addresses per month to top 400 search engines; check the search engine for 10 web addresses per month; advertise with 5,000 banner ads per month; and keep in touch with customers by sending 5,000 e- mails per month.

     Did-it.com states that for $399 plus $.29 per click- through it will boost site rankings for the major search engines using up to 100 keywords or particular search phrases chosen by the customer for Alta Vista, AOL Search, Google, GoTo, Excite, HotBot, Infoseek, iWon, Yahoo Web, Lycos, MSN.com, SNAP and Webcrawler. It guarantees that the customer will receive additional search engine traffic exclusively due to its efforts as a result of increased search engine position for a link that leads to your site.

The market for a worldwide on-line commerce web site is relatively new, quickly evolving and subject to rapid change. There are few substantial barriers to entry, and we expect to have additional competition from existing competitors and new entrants in the future. It is our belief, however, that we represent the leading edge of the industry.

GENERAL BUSINESS CONDITIONS

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

CUSTOMERS

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

MATERIAL PROGRAMMING COSTS

We incur programming costs to maintain and improve the computer programs used internally in the conduct of our business. Most of this work has been undertaken by salaried personnel.

Material programming costs are:

        Year Ending        Year Ending          Year Ending
     October 31, 2000      Oct. 31, 1998       Oct. 31, 1999
     ----------------      --------------      -------------
Total     $171,706            $35,612             $52,729

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are considered a continual process and are expensed when incurred. When the Company can associate specific costs to a computer software product that has technological feasibility and research and development activities have been completed, the Company will capitalize those costs as an asset.

Item 2. Description of Property
-------------------------------

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

Item 3.  Legal Proceedings
--------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On August 22, 2000, a majority of our shareholders, by written consent authorized the issuance of 1,500,000 of our restricted common shares to David L. Smith, Jr. pursuant to his Amended Employment Agreement with us dated August 22, 2000. Such shares were restricted in accordance with Rule 144 of the Securities Act of 1933 and were issued in accordance with Section 4(2).

                                    PART II
                                    -------

Item 5. Market for Registrants's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

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

Dividends
---------

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6. Selected Financial Data
--------------------------------

                              Twelve Months     Twelve Months         From Inception
                            Ended October 31,   Ended October 31,     To October 31,
                                   2000              1999                 1998
                               -----------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues                  $   1,999,103     $ 1,144,122           $   54,032
Operating expenses                  1,055,268         451,797               28,485
Gross profit from operations          943,835         550,213               25,547
General and administrative

 expenses                           1,845,828       3,152,748              330,395
Income (loss) from operations     (1,172,516)     (2,683,450)            (304,848)
Other income (expense)                107,272         (2,954)                (697)
Net Loss                        $ (1,065,244)    $(2,686,404)           $(305,545)

OTHER DATA:

EBITDA (1)                          (909,016)    $(2,541,338)           $(295,034)
Net cash provided (used) by
 operating activities                (25,964)       (229,254)            (104,915)
Net cash provided (used) by
 investing activities                 (2,251)       (104,140)             (38,159)
Net cash provided (used) in
 financing activities                 (8,695)         397,503              156,869
Net book value per share                  .02             .03        Less than .01
Basic earnings (loss) per share         (.09)           (.26)                (.16)

BALANCE SHEET DATA:


Cash and cash equivalents        $     40,994       $  77,904            $  13,795
Total assets                          465,924         485,673              124,765
Current liabilities                   242,830          44,175               34,685
Total liabilities                     682,366         103,988               69,510
Stockholders' equity                  216,441         381,685               55,255
Total liability and equity       $    898,807       $ 485,673            $ 124,765

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Results of Operations

Statement of Earnings - Selected Data

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

Fiscal 2000 Compared with Fiscal 1999

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

1999 COMPARED WITH 1998

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

LIQUIDITY AND CAPITAL RESOURCES

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

Cash flows from financing activities included $8,695 for debt repayment.

Outlook

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

Item 9.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure
-----------------------------------------------------------

The Company's accountant is Gately & Associates, LLC of Florida. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Varma & Associates, C.P.A. ("Varma") was replaced by Gately & Associates, LLC as the independent auditor for the Company on December 15, 2000. The partner in charge of Gately & Associates, LLC, James Gately, was the partner in charge of the Company's audit with Varma & Associates. Mr. Gately has continued as auditor of Roanoke and has accepted the responsibility for the audit of the prior period as indicated in the Independent Auditors report. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statements disclosure or auding scope or procedure.

                                    PART III
                                    --------

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

COMMITTEES OF THE BOARD

We presently do not have any committees.

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

Certain Legal Proceedings

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

Item 11. Executive Compensation
--------------------------------

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

Compensation of Directors

The Directors of our Company do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

                                   Number of Shares of
Name of Beneficial Owner/          Common Stock               % of Beneficial
Identity of Group                  Beneficially Owned         Ownership
--------------------------------------------------------------------------------
David L. Smith, Jr.             6,853,732(1)                       46.14%
Glenn Canady                       20,000(1)                           *%
Edwin E. Foster, Jr                   500(2)                           *%

All executive officers and      6,874,232                          46.27%
directors as a group (3 persons)

*Less than 1%.

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

The addresses for the above individuals is c/o Roanoke Technology Corp., 539 Becker Drive, Roanoke Rapids, NC 27870.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

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

                                    PART IV
                                   ---------

Item 14. Exhibits and Reports on Form 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1. Financial statements; see index to financial statement and schedules immediately following the signature pages of this report.

2. Financial statement schedules; see index to financial statements and schedules immediately following the signature pages of this report.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated: see index to exhibits immediately following financial statements and schedules of this report.

3.1  Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

10.1 March 30, 1999 Asset Purchase Agreement and Share Exchnage with Offshore Software Development Ltd. (1)

10.2 May 28, 1998 Stock Purchase Agreement and Share Exchange with Top 10 Promotions, Inc. (1)

10.3 Articles of Merger and Plan of Merger of Top 10 Promotions, Inc. and Roanoke Technology Corp. (1)

10.4 Amended Employment Agreement - David L. Smith, Jr. (2)

10.5 Employment Agreeement - Glenn Canady (2)

(1)        Incorporated by reference to the Registrant's
           Form 10-SB, filed on July 15, 1999
           (SEC File No. (000-26715).

(2)        Incorporated by reference to the Registrant's
           SB-2, filed on October 18, 2000
           (SEC File No. (333-48142).

(b)        Reports on Form 8-K
           We did not file any reports on Form 8-K for the fiscal year ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                        ROANOKE TECHNOLOGY CORP.

                        By: /s/ David L. Smith, Jr.
                        -----------------------------
                         David L. Smith, Jr.
                         President, Chief Executive
                         Officer and Director

Dated: April 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                                      Date
----                         -----                                      ----
/s/ David L. Smith, Jr.      President, Chief Executive Officer,     April 20, 2001
-----------------------      and Director
    David L. Smith, Jr.

/s/ Glenn L. Canady          Vice President of Operations,           April 20, 2001
-----------------------      and Director
    Glenn L. Canady

                             Secretary and Director                  April 20, 2001
------------------------
    Edwin Foster

                            ROANOKE TECHNOLOGY CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2000

                            ROANOKE TECHNOLOGY CORP.
                                TABLE OF CONTENTS

FINANCIAL STATEMENTS                             Page #
     Independent Auditors Report                 1

     Balance Sheets                              2 - 3
     As of October 31, 2000 and 1999

     Statements of Operations                    4
     For the Twelve Months Ended
     October 31, 2000 and 1999

     Statement of Stockholders' Equity           5
     As of October 31, 2000 and 1999

     Statements of Cash Flow                     6
     For the Twelve Months Ended
     October 31, 2000 and 1999

     Notes to the Financial Statements           7-12


                           Independent Auditors Report

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

/s/  Gately & Associates, LLC
-----------------------------------
     Gately & Associates, LLC
     Certified Public Accountants
     Orlando, Florida
     December 15, 2000

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                   As of October 31, 2000 and October 31, 1999

                                     ASSETS
                                              2000                       1999
                                          -----------                -----------
CURRENT ASSETS
  Cash                                    $    40,994               $   77,904
  Accounts receivable                          57,860                        0
  Less: allowance for doubtful accounts         2,900                        0
                                           -----------               -----------
     Total Current Assets                      95,954                   77,904

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       274,749                 164,498
   Less: accumulated depreciation              65,956                  21,490
                                           -----------              -----------

      Total Property and Equipment            208,793                 143,008

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization             181,386                  70,353
                                           -----------               ----------
   Net intangibles                            152,228                 263,261
   Deposits                                     8,950                   1,500
                                           ------------               ---------
      Total Other Assets                      161,178                 264,761

           TOTAL ASSETS                   $   465,925               $ 485,673
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  235,630                $  37,415
   Current maturity of long-term debt          7,200                    6,760
                                          -----------                ----------
      Total current liabilities              242,830                   44,175

LONG TERM LIABILITIES

   Long term debt                             13,854                   22,548
   Less: current portion                       7,200                    6,760
                                          -----------                ----------
     Total long term liabilities               6,654                   15,788

Deferred Revenue                                   0                   44,025
                                          -----------                ----------
       TOTAL LIABILITIES                     249,484                  103,988

STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    12,830,183 issued
    and outstanding                           1,283                     1,133
   Additional paid-in capital             4,272,351                 3,372,501
   Retained earnings                     (4,057,193)               (2,991,949)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY           216,441                   381,685
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $  465,925              $    485,673
                                        =============             =============

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              For the Twelve Months Ended October 31, 2000 and 1999

                                         2000                    1999
                                         ----------              -----------
REVENUE
  Sales                                 $ 1,999,103              $ 1,144,122
  Cost of sales                           1,055,268                  593,909
                                         ----------              -----------
GROSS PROFIT                                943,835                  550,213

GENERAL & ADMINISTRATIVE EXPENSES         2,001,328                3,152,748
RESEARCH & DEVELOPMENT                      115,023                   80,915
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION             (1,172,516)              (2,683,450)

OTHER INCOME AND (EXPENSE)

   Interest - net                              (728)                  (2,954)
   Gain on sale of stock                    108,000                        0
                                         ----------              -----------
   Total Other                              107,272                   (2,954)
                                         ----------              -----------

NET INCOME (LOSS)                       $(1,065,244)             $(2,686,404)
                                         ==========              ===========

NET EARNINGS PER SHARE
   Basic and Diluted
      Net loss per share                       (.09)                    (.26)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding       11,580,183               10,330,206


                         ROANOKE TECHNOLOGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of October 31, 2000

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                          ----------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323 $          0 $   59,476
Acquisition                      500,000         50       19,450                  19,500
First offering                   800,000         80       19,920                  20,000
Second offering                1,000,000        100       49,900                  50,000
Third offering                   880,000         88       87,912                  88,000
Stock compensation             3,175,000        318      123,507                 123,825
Net loss for the year                                                (305,545)  (305,545)
                          ----------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789     $360,012 $   (305,545)$   55,256

Third offering                 1,349,572        135      354,635                 354,770
Issuance for consulting fees     250,000         25       24,975                  25,000
Officer compensation             850,000         85    1,991,165               1,991,250
Asset acquisition                999,111         99      629,901                 630,000
Stock issued for services          1,500                  11,813                  11,813
Net loss for the year                                             (2,686,404) (2,686,404)
                           ---------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $(2,991,949) $  381,685

Officer compensation            1,500,000        150     899,850                 900,000
Net loss for the year                                             (1,065,244) (1,065,244)
                           ---------------------------------------------------------------
Balance at October 31, 2000    12,830,183     $1,283  $4,272,351 $(4,057,193)  $ 216,441
                           ===============================================================

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
             For the Twelve Months ending October 31, 2000 and 1999

                                                        2000                  1999
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $ (1,065,244)         $(2,686,404)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Gain on Investment                                  (108,000)                   0
   Loss on impaired asset                                     0              275,075
   Depreciation and amortization                        155,500              142,112
   Stock issued for services                            900,000            2,028,063
  (Increase) decrease in employee advance                                      1,000
  (Increase) decrease in accounts receivable            (54,960)                   0
   Increase (decrease) in payables & accrued expenses   198,215               28,900
   Increase (decrease) in deposits                       (7,450)                   0
   Increase (decrease) in deferred revenue              (44,025)                   0
                                                      ----------            -----------
      Total adjustments to net income                 1,039,280            2,457,150
                                                      ----------            -----------

   Net cash flows from operations                       (25,964)             (229,254)

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash received from sale of investment                108,000                     0
   Capital expenditures on equipment                   (110,251)            (104,140)
                                                      -----------           -----------
   Net cash flows from investing                         (2,251)            (104,140)
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                     0              407,770
   Payments on notes                                     (8,695)             (10,267)
                                                      -----------           ----------
   Net cash flows from financing                         (8,695)             397,503
                                                      -----------           ----------
CASH RECONCILIATION

   Net increase (decrease) in cash                       (36,910)             64,109
   Cash at beginning of year                              77,904              13,795
                                                       ----------           ----------
CASH BALANCE AT OCTOBER 31, 2000                       $ 40,994             $ 77,904
                                                      ===========           ==========

                       (See Independent Auditor's Report)

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS


1. Summary of significant accounting policies:
   -------------------------------------------

Industry Roanoke Technology Corporation (The Company) was incorporated December 11, 1997 as Suffield Technologies Corp., its original name, under the laws of the State of Florida. The Company is headquartered in Roanoke Rapids, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of technology to provide enhanced internet marketing capabilities.

Revenue Recognition and Service Warranty Revenues resulting from technology consulting services are recognized as such services are performed and paid. A deferred revenue account had been established in the financial statements during 1999 to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. During February of 2000 the service agreement was changed thus not requiring a deferred revenue account. Services are most often paid for in advance of the service being performed. The services performed are completed by software programs leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service contract guarantee. No provision for estimated future costs relating warranties have been made as these costs have been historically immaterial.

Cash and Cash Equivalents The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting- The Company's financial statements are prepared in accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as a cost of sales through an ongoing research and development program.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

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

Long-lived Assets - Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Intangibles Goodwill represents the excess of purchase price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.

Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.

Research and Development Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new services, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.

Income Taxes The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Earnings Per Share Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Risk Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented 10 % or more of The Company's total sales as of the current reporting period.

The Company has a concentration of revenue dependancy on a limited number of services.

Stock-Based Compensation. In accordance with the recommendations in SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), the Company's management has adopted this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date. The Company accounted for stock bonus' during the years ending October 31, 2000 and 1999 of 1,500,000 shares and 850,000 shares of restricted stock, respectively, given to the President of the Company as compensation. The bonus was accounted for in the current periods in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.

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

Long   term debt consists of:

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

Aggregate maturities of long term debt over the next five years are as follows:

For the quarter ending October 31, 2000        For the year ending October 31, 1999
---------------------------------------        ------------------------------------
YEAR                    AMOUNT                            YEAR               AMOUNT
----                    ------                            ----               ------
2001                     7,200                            2000                6,760
2002                     4,995                            2001                7,803
2003                     1,659                            2002                5,710
2004                         0                            2003                2,275
2005                         0                            2004                    0

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

12. Payroll Taxes Payable and Deferred Tax Assets and Liabilities:
    --------------------------------------------------------------

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

13. Required Cash Flow Disclosure for Interest and Taxes Paid:
    -----------------------------------------------------------

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

18. Investments:
    ------------

On March 21, 2000, the Company sold an 80% interest in its wholly owned subsidiary named Global GPP Corp. ("Global") for $108,000 to Internet Business International ("IBI"), a Nevada corporation. Global, a North Carolina corporation, was incorporated on january 11, 2000 for the purpose of holding rights to certain internet services developed by the Company. Global had no significant activity other than organization costs which were expensed when incurred. IBI agreed to fund its 80% interest with the purchase of $200,000 worth of computer equipment from an IBM solutions provider in Hungary. IBI also agreed to fund their 80% interest with $192,000 of working capital. Within the purchase agreement, the Company agreed to the responsibility of : manage the Global web site; any and all web site modifications; the server housing of the web site; all necessary and required connections to the internet and the power for operating the web site. Global agrees to reimburse the Company for such services at industry standard rates, which must be approved by IBI. The Company retains 20% of Global and values it at its cost.