Form 10-Q
period 2001-04-30
ROANOKE TECHNOLOGY CORP
filed 2001-06-19
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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

                                    Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2001, the Company had 9,798,112 shares of Common Stock outstanding, $0.0001 par value.

                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents

Part I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS                                           Page #
Item 1. Financial Statements                                   I-2

Financial Statements

     Balance Sheets                                            F-1 - 2
     As of April 30, 2001 and
     October 31, 1999

     Statements of Operations                                  F-3
     For the Six Months Ended
     April 30, 2001 and 2000


     Statements of Operations                                  F-4
     For the Three Months Ended
     April 30, 2001 and 2000

     Statement of Stockholders' Equity                         F-5
     As of April 30, 2001

     Statements of Cash Flows                                  F-6
     For the Six Months Ended
     April 30, 2001 and 2000

     Notes to the Financial Statements                         F-7-20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      II-1

Item 2. Changes in Securities                                  II-2

Item 3. Defaults Upon Senior Securities                        II-2

Item 4. Submission of Matters to a Vote of Security Holders    II-2

Item 5. Other Information                                      II-2

Signatures                                                     II-3


                                       (i)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2001 are not necessarily indicative of results that may be expected for the year ending October 31, 2001. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION

             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Balance Sheets                              F-1 - 2
     As of April 30, 2001 and
     October 31, 1999

     Statements of Operations                    F-3
     For the Six Months Ended
     April 30, 2001 and 2000

     Statements of Operations                    F-4
     For the Three Months Ended
     April 30, 2001 and 2000

     Statement of Stockholders' Equity           F-5
     As of April 30, 2001

     Statements of Cash Flows                    F-6
     For the Six Months Ended
     April 30, 2001 and 2000

     Notes to the Financial Statements           F-7-20

                     ROANOKE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                            BALANCE SHEETS
               As of April 30, 2001 and October 31, 2000
                                  ASSETS

                                              2001                      2000
                                          -----------              -----------
CURRENT ASSETS
  Cash                                    $    18,135              $   40,994
  Accounts receivable                          27,357                  57,860
  Less: allowance for doubtful accounts        (2,900)                 (2,900)
  Employee and officer advances                 3,124                       0
                                           -----------             -----------
     Total Current Assets                      45,716                  95,954

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       503,975                 274,749
   Less: accumulated depreciation            (104,065)                (65,956)
                                           -----------              -----------
      Total Property and Equipment            399,910                 208,793

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Loan origination costs                      13,827                       0
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization            (237,902)               (181,386)
                                           -----------               ----------
   Net intangibles                            109,539                 152,228
   Deposits                                    19,850                   8,950
   Officer receivable                          46,349                       0
                                           ------------              ----------
      Total Other Assets                      175,838                 161,178

           TOTAL ASSETS                     $ 621,464               $ 465,925
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  277,928                $ 235,630
   Current maturity of long-term debt         35,411                    7,200
                                          -----------                ----------
      Total current liabilities              313,339                  242,830

LONG TERM LIABILITIES

   Long term debt                            291,265                   13,853
   Less: current portion                      35,411                    7,200
                                          -----------                ----------
     Total long term liabilities             255,854                    6,654
                                          -----------                ----------


       TOTAL LIABILITIES                     569,193                  249,484
                                          -----------                ----------


STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    7,318,597 and 12,830,183 issued
    and outstanding, respectively               732                     1,283
   Additional paid-in capital             5,173,713                 4,272,351
   Retained earnings                     (5,122,174)               (4,057,193)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY            52,271                   216,441
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $  621,464              $    465,925
                                        =============             =============

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
              For the Six Months Ended April 30, 2001 and 2000

                                         2001                    2000
                                         ----------              -----------
REVENUE
  Sales                                 $   980,867              $ 1,135,884
  Cost of sales                             364,006                  516,435
                                         ----------              -----------
GROSS PROFIT                                616,861                  619,449

GENERAL & ADMINISTRATIVE EXPENSES         1,536,053                  625,330
RESEARCH & DEVELOPMENT                      125,727                   28,448
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION             (1,044,919)                 (34,329)

OTHER INCOME AND (EXPENSE)

   Interest - net                           (20,062)                   1,092
   Gain on sale of stock                          0                  108,000
                                         ----------              -----------
   Total Other                              (20,062)                 109,092
                                         ----------              -----------
NET INCOME (LOSS)                       $(1,064,981)             $    74,763
                                         ==========              ============

NET EARNINGS PER SHARE

   Basic and Diluted

      Net loss per share                     (.27)                    (.05)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding          4,623,359              1,618,598
(as adjusted for reverse stock split)

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
              For the Three Months Ended April 30, 2001 and 2000

                                         2001                    2000
                                         ----------              -----------
REVENUE
  Sales                                 $   588,312              $   606,282
  Cost of sales                             199,760                  278,020
                                         ----------              -----------
GROSS PROFIT                                388,552                  328,262

GENERAL & ADMINISTRATIVE EXPENSES         1,212,168                  314,939
RESEARCH & DEVELOPMENT                       62,863                    8,374
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION               (886,479)                   4,949

OTHER INCOME AND (EXPENSE)

   Interest - net                           (12,303)                    (375)
   Gain on sale of stock                          0                  108,000
                                         ----------              -----------
   Total Other                              (12,303)                 107,625
                                         ----------              -----------
NET INCOME (LOSS)                       $  (898,782)             $   112,574
                                         ==========              ============


                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of April 30, 2001

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL       DEFICIT      TOTAL
                          ----------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323  $          0 $   59,476
Acquisition                      500,000         50       19,450                   19,500
First offering                   800,000         80       19,920                   20,000
Second offering                1,000,000        100       49,900                   50,000
Third offering                   880,000         88       87,912                   88,000
Officer compensation           3,175,000        318      123,507                  123,825
Net loss for the year                                                 (305,545)  (305,545)
                          ----------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789     $360,012  $   (305,545)$   55,256

Third offering                 1,349,572        135      354,635                  354,770
Issuance for consulting fees     250,000         25       24,975                   25,000
Officer compensation             850,000         85    1,991,165                1,991,250
Asset acquisition                999,111         99      629,901                  630,000
Stock issued for services          1,500                  11,813                   11,813
Net loss for the year                                              (2,686,404) (2,686,404)
                           ---------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501  $(2,991,949) $  381,685

Officer compensation            1,500,000        150     899,850                  900,000
Net loss for the year                                              (1,065,244) (1,065,244)
                           ---------------------------------------------------------------
Balance at October 31, 2000    12,830,183     $1,283  $4,272,351  $(4,057,193)  $ 216,441

Stock offered for cash          1,000,000        100      49,900                   50,000

Reverse stock split 7 for 1   (11,854,443)    (1,185)      1,185                        0

Officer compensation            5,200,000        520     811,720                  812,240

Stock issued for services         142,857         14      38,557                   38,571

Net loss                                                           (1,064,981) (1,064,981)
                           ---------------------------------------------------------------
Balance at April 30, 2001     7,318,597      $   732  $5,173,713  $(5,122,174)   $ 52,271

                           ===============================================================


                       ROANOKE TECHNOLOGY CORPORATION

                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Six Months ending April 30, 2001 and 2000

                                                        2001                  2000
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $(1,064,981)         $  (74,763)

   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:

   Depreciation and amortization                         94,625               74,653
   Compensation in the form of stock                    850,811                    0
  (Increase) decrease in accounts receivable             33,503              (50,530)
  (Increase) decrease in employee receivable             (3,124)                (400)
  (Increase) decrease in officer receivable             (46,349)                   0
  (Increase) decrease in deposits                       (24,727)                   0
   Increase (decrease) in payables & accrued expenses    42,298               29,413
   Increase (decrease) in deferred revenue                    0              (44,025)
                                                      ----------            -----------
      Total adjustments to net income                   947,037                9,111
                                                      ----------            -----------
   Net cash flows from operations                      (117,944)               83,874

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                   (229,226)             (64,382)
                                                      -----------           -----------
   Net cash flows from investing                       (229,226)             (64,382)
                                                      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                           290,000                   0
   Payments on notes                                    (15,689)             (5,373)
   Proceeds from issuance of stock                       50,000                   0
                                                      -----------           ----------
   Net cash flows from financing                        324,311              (5,373)
                                                      -----------           ----------
CASH RECONCILIATION

   Net increase (decrease) in cash                       (22,859)             14,119
   Cash at beginning of year                              40,994              77,904
                                                       ----------           ----------
ENDING CASH BALANCE                                     $ 18,135            $ 92,023
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

Revenue Recognition and Service Warranty - Revenues resulting from technology ---------------------------------------- consulting services are recognized as such services are performed and paid. A deferred revenue account had been established in the financial statements during 1999 to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. During February of 2000 the service agreement was changed thus not requiring a deferred revenue account. Services are most often paid for in advance of the service being performed. The services performed are completed by software programs leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service contract guarantee. No provision for estimated future costs relating warranties have been made as these costs have been historically immaterial.

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

Intangibles - Goodwill represents the excess of purchase
-----------
price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.

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

Income Taxes - The Company utilizes the asset and
------------
liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings Per Share - Basic earnings per share ("EPS") is
------------------
computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Risk - Financial instruments
-----------------------------
which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented 10 % or more of The Company's total sales as of the current reporting period.

The Company has a concentration of revenue dependancy on a limited number of services.

Stock-Based Compensation - In accordance with the
------------------------
recommendations in SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), The Company's management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date. The Company accounted for stock bonus' during the years ending October 31, 2000 and 1999 of 1,500,00 shares and 850,000 shares of restricted stock, respectively, given to the President of the company as compensation. The bonus was accounted for in the periods in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.

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

7. Long-term debt:
   ---------------

Long - term debt consists of:

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, is 11.50% per year. This initial rate is the prime rate on the date The U.S. Small Business Administration received the loan application, plus two percent. The Company must pay principal and interest payments each month, beginning two months from the date of the note. Payments will be made on the first calendar day in the months that they are due. The note has a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by the loan agreement. The following is a schedule of the intended use of funds received:

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

Aggregate maturities of long - term debt over the next five years are as follows:

For the quarter ended April 30, 2000                   For the year ended October 31, 2000
------------------------------------                   -----------------------------------
YEAR                    AMOUNT                            YEAR               AMOUNT
----                    ------                            ----               ------
2002                    35,411                            2001                7,200
2003                    34,871                            2002                4,995
2004                    36,196                            2003                1,659
2005                    39,278                            2004                    0
2006                    43,993                            2005                    0

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

Common Stock
------------

On April 12, 2001, the Company issued 5,200,000 shares of common stock to the president of the Company valued at market price in the amount of $812,240. These shares were issued in accordance with the compensation agreement.

On March 15, 2001, the Company elected a 7 for 1 reverse stock split. The statements of operations have been adjusted to reflect this split with the earnings per share calculation.

During the quarter ended January 31, 2001, The Company filed an SB-2 filing with the U.S. Securities and Exchange Commission. The filing called for 2,000,000 common shares to be offered at a price of $.05 per share. 1,000,000 common shares have been sold for cash and 1,000,000 (142,857 after the 7 for 1 reverse stock split) shares were issued for services.

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

Stock Incentive Plans:

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

11. Employment Contract and Incentive Commitments:
    -----------------------------------------------

The Company has entered into a five year employment contract with the former owner of Top-10 Promotions as amended on April 12, 2001.

The contract provides for a salary of $150,000; a stock bonus of 5,200,000 restricted common shares; a stock bonus of 1,000,000 common shares per year for each year that the Company generates a profit during the five year term; quarterly bonus of 30% of the net income before income tax of The Company; standard non-competition clause; an option to renew the employment agreement for an additional two year term (provided he is not in default under the employment agreement); and annually, with approval of the Board of Directors, receive up to one percent of the issued and outstanding shares of the Company determined on December 31st of each year.

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

13. Required Cash Flow Disclosure for Interest and Taxes Paid:
    ----------------------------------------------------------

The Company paid interest in the amount of $26,779 during the quarters ended April 30, 2001. The Company had no income tax payments due and did not pay any income tax amounts during the period.

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

Peter Barry (Plaintiff) v. Top-10 Promotions, Inc.(Defendant);Ramsey County District Court, Minnesota Plaintiff, Peter Barry, claims that this action arises under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. We have denied liability in this matter and believe that we have a good faith defense against this action and against certification of a class action. This suit was only recently instituted and no discovery has occurred at this point. This action was commenced after October 31, 2000 but arose from events occurring prior to October 31, 2000.

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

RFQHosting Corp (RFQ) is a 35% owned joint venture in Roanoke Online, LLC. The Company and Roanoke Energy Resources, Inc., a subsidiary of Roanoke Electric Cooperative, entered into a joint venture whereby the Company, through RFQ, receives 35% of the gross revenues of Roanoke Online, LLC, a business to business online procurement service. The Company is responsible for providing software maintenance and support personnel. Roanoke Energy Resources, Inc. is responsible for the day to day management and marketing of RFQ.

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

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, the Company's revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top- 10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, the Company was building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999 and 2000, the Company had gross revenue of $1,144,122 and $1,999,103, respectively .

SIX  MONTHS ENDED APRIL 30, 2001 TO SIX MONTHS ENDED APRIL
30, 2000

Revenues for the first and second quarters of fiscal years 2001 and 2000 were $980,867 and $1,135,884, respectively. Management attributes this decline primarily to a redesign of its program for generating sales leads. Temporary difficulties with the redesign, since resolved, reduced the quantity and quality of sales leads provided to the company's sales force. In addition, several of the company's sales persons either resigned or were terminated.

Cost of sales was $364,006 or 37% of revenues as compared to $516,435 or 45% of revenues in the prior year. The decrease as a percentage of sales is attributable primarily to increased sales productivity resulting from the redesign of the company's lead generating program and revenues generated from the Company Web Hosting service.

Depreciation and amortization expenses increased to $94,625 or 10% of revenues from $74,653 or 7% of revenues because of the purchase of additional computer equipment, furniture and leasehold improvements.

Legal and accounting expenses increased to $109,536 or 11% of revenues from $47,327 or 3% of revenues mainly due to an increase pending litigation and an increase in the number of filings made with the Securities and Exchange Commission.

Marketing expenses decreased to an immaterial amount from the $80,281 spent in the prior year quarters. There were no equivalent expenses in the current year. These expenses were related to the global group purchasing program developed by the company. All marketing and software expenses related to this program have been expensed as incurred. The company is no longer actively pursuing this business opportunity. Normal advertising expenses had an immaterial change from the prior year and remain at less than 1% of revenues.

Office and occupancy expenses increased from $50,474 or 4% of revenues to $111,300 or 11% of revenues. This was the result of increased expenses for office supplies, equipment rentals, increased office space and personnel additions.

Telephone expenses of $57,651 or 6% of revenues did not materially change in amount from $41,869 or 4% of revenues. The Company believes recent renegotiations with phone and internet services will decrease these costs as a percentage of revenues.

Research and development costs increased to $125,726 or 13% of revenues from $28,448 or 3% of revenues. The increase is mainly due to increased activity in development of new internet services. The Company has hired additional programmers on a full time basis in order to meet their objectives.

The loss from operations decreased from a profit of $112,575 or 7% of revenues to a loss of $1,064,981 or 109% of revenues. Management believes there has been a temporary decline in revenues, from $1,135,884 to $980,867 or 14%, when general and administration costs along with research and development costs increased from a combined $653,778 or 58% of revenues to $1,099,076 or 112% of revenues, a 68% increase from the prior year's quarters. The decline in sales is thought of as temporary as the Company has hired and is training new sales staff. Additional general and administrative costs were incurred in the current quarters in the form of stock compensation in the amount of $850,811 which represents a non-cash charge to expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities was ($117,197) for the six months ended April 30, 2001 as compared with cash inflows of $83,874 in the prior year's quarters. Expenses during the period included an increase in general and administrative costs, including stock compensation of $850,141, along with an increase in research and development costs. Research and development costs were $125,726 as compared to $28,448 in the prior year's quarter making up the largest increase in costs in operating activities. Also included in cash outflows from operating activities were advances to employees and officers for a total of $49,473. Absent these advances and the increase in research and development costs, cash inflows from operating activities would have been $29,554.

Cash Flows from Investing Activities

The company purchased $229,226 of equipment during the quarters, an increase from the $164,844 spent in the prior year's quarter. The purchase was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in the Company's newly leased office space.

Cash Flow Provided from Financing Activities

Cash inflows from financing activities was $324,311 as compared to cash outflows in the prior year's quarter of ($5,373). The cash inflow was primarily due to the issuance of stock for cash in the amount of $50,000 and loan proceeds of $290,000.

Outlook

The company has leased a facility with 14,500 square feet of floor space as compared to 3,000 square feet at its old facility. The new facility has been reconfigured to meet our requirements. We believe that this facility will provide room to eventually increase our present work force from thirty to approximately one hundred. Monthly rental will be approximately $6,000.00 as compared to $2,550.00 at our old facility.

During the first part of this fiscal year, we have spent about $230,000.00 for moving expenses, wiring, flexible work partitions, additional furniture and computer equipment at the new site. We have funded this expenditure from current working capital, funds generated from operations, the issuance of stock for $50,000 cash, and obtained an SBA-guaranteed bank loan in the amount of $290,000.00.

The company's general method of operation calls for cash payments in advance of performing web site visibility enhancement services. As a result, we have only minimal inventories and receivables. This facilitates financing growth. We expect growth to result primarily from additions to our sales force. Since it usually takes three to six months for new additions to the sales force to generate sufficient sales volume to cover the cost of their base wage, insurance, related expenses, the rate of sales force expansion can significantly impact our cash requirements. We are currently increasing our sales force from ten to approximately twenty-four by September 30, 2001. We believe internally generated cash flow, supplemented by the SBA-guaranteed bank loan, will be adequate to finance growth at this rate. If no other sources of financing is available, the rate of growth in the sales force will be scaled down commensurate with our cash flow generation ability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

(3) Peter Barry (Plaintiff) v. Top-10 Promotions, Inc. (Defendant);Ramsey County District Court, Minnesota in November 2000. Plaintiff, Peter Barry, claims that this action arises under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. We have denied liability in this matter and believe that we have a good faith defense against this action and against certification of a class action. There has been limited discovery to date.

(4) Sancor Industries Ltd. (plaintiff) v. Sun-Mar Corporation (defendant and third party claimant) and Top-10 Promotions Inc. and Roanoke Technology Corporation (third party defendants); Ontario Superior Court of Justice Court File No. 99-CV-172600CMA. The plaintiff, Sancor Industries, claims damages for breach of an undertaking given by Sun-Mar not to use, display or incorporate trademarks of the plaintiff, Sancor, based on the alleged placement of the plaintiff's trademarks and proprietary material into HTML web pages utilized by the defendant Sun-Mar Corporation. Sun-Mar Corporation has claimed contribution and indemnity from the third party defendants for any amounts for which it is found liable to Sancor. Sun-Mar Corporation claims that it had no knowledge of the usage of any such materials in the web pages and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service". We deny placing the allegedly infringing material into Sun-Mar Corporation's web pages. The plaintiff seeks declaratory relief, an injunction, an accounting and general damages in an unspecified amount as well as exemplary and punitive damages in the amount of $100,000 as well as attorney's fees and costs. We were joined in this lawsuit in the first quarter of 2001 and are presently analyzing our position.

Item 2. Changes in Securities and Use of Proceeds.

On April 20, 2001, the Company issued a total of 5,200,000 shares to David L. Smith, Jr., an officer and director of the Company pursuant to his amended employment agreement with the Company. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

On March 15, 2001, a majority of our shareholders executed a resolution authorizing a 7-1 reverse split of the Company's issued and outstanding Common Stock, $.0001 par value. An additional share was issued to all holders of a fractional share .50 or greater and no additional shares were issued to a holder of a fractional share less than .50.

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

                              ROANOKE TECHNOLOGY CORP.
                              (Registrant)

Date:
June 19, 2001                /s/ David L. Smith
                              -------------------------
                              David L. Smith, Jr.
                              President