Form 10-Q
period 2001-07-31
ROANOKE TECHNOLOGY CORP
filed 2001-09-14
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                                    Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 14, 2001, the Company had 16,088,112 shares of Common Stock outstanding, $0.0001 par value.

                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents

Part I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Item 1. Financial Statements

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #
     Balance Sheets                              1 - 2
     As of July 31, 2001 and
     October 31, 2000

     Statements of Operations                    3
     For the Nine Months Ended
     July 31, 2001 and 2000

     Statements of Operations                    4
     For the Three Months Ended
     July 31, 2001 and 2000

     Statement of Stockholders' Equity           5
     As of July 31, 2001

     Statements of Cash Flows                    6
     For the Nine Months Ended
     July 31, 2001 and 2000

     Notes to the Financial Statements           7-13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      II-1

Item 2. Changes in Securities                                  II-2

Item 3. Defaults Upon Senior Securities                        II-2

Item 4. Submission of Matters to a Vote of Security Holders    II-2

Item 5. Other Information                                      II-2

Signatures                                                     II-3


                                       (i)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2000. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2001 are not necessarily indicative of results that may be expected for the year ending October 31, 2001. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.


                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Balance Sheets                              1 - 2
     As of July 31, 2001 and
     October 31, 2000

     Statements of Operations                    3
     For the Nine Months Ended
     July 31, 2001 and 2000

     Statements of Operations                    4
     For the Three Months Ended
     July 31, 2001 and 2000

     Statement of Stockholders' Equity           5
     As of July 31, 2001

     Statements of Cash Flows                    6
     For the Nine Months Ended
     July 31, 2001 and 2000

     Notes to the Financial Statements           7-13


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                    As of July 31, 2001 and October 31, 2000

                                     ASSETS

                                              2001                      2000
                                          -----------              -----------
CURRENT ASSETS
  Cash                                    $    10,922              $   40,994
  Accounts receivable                          26,589                  57,860
  Less: allowance for doubtful accounts        (2,900)                 (2,900)
  Employee advances                             4,266                       0
                                           -----------             -----------
     Total Current Assets                      38,877                  95,954

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       515,220                 274,749
   Less: accumulated depreciation            (118,856)                (65,956)
                                           -----------              -----------
      Total Property and Equipment            396,364                 208,793

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Loan origination costs                      13,927                       0
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization            (266,161)               (181,386)
                                           -----------               ----------
   Net intangibles                             81,380                 152,228
   Deposits                                    19,850                   8,950
   Officer receivable                          61,558                       0
                                           ------------              ----------
      Total Other Assets                      162,788                 161,178

           TOTAL ASSETS                     $ 598,029               $ 465,925
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  455,215                $ 235,630
   Current maturity of long-term debt         35,968                    7,200
                                          -----------                ----------
      Total current liabilities              491,183                  242,830

LONG TERM LIABILITIES

   Long term debt                            283,783                   13,853
   Less: current portion                     (35,968)                  (7,200)
                                          -----------                ----------
     Total long term liabilities             247,815                    6,654
                                          -----------                ----------

       TOTAL LIABILITIES                     738,998                  249,484
                                          -----------                ----------



STOCKHOLDERS' EQUITY
--------------------

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    9,837,597 and 12,830,183 issued
    and outstanding, respectively               984                     1,283
   Additional paid-in capital             5,647,995                 4,272,351
   Allowance for long-term
    Stock compensation                     (297,660)                        0
   Stock subscription receivable           (100,000)                        0
   Retained earnings                     (5,392,288)               (4,057,193)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY          (140,969)                  216,441
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $  598,029              $    465,925
                                        =============             =============

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                For the Nine Months Ended July 31, 2001 and 2000

                                         2001                    2000
                                         ----------              -----------
REVENUE
  Sales                                 $ 1,357,673              $ 1,557,133
  Cost of sales                             549,088                  731,695
                                         ----------              -----------
GROSS PROFIT                                808,585                  825,438

GENERAL & ADMINISTRATIVE EXPENSES         1,933,673                  886,293
RESEARCH & DEVELOPMENT                      187,027                   66,049
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION             (1,312,115)                (126,904)

OTHER INCOME AND (EXPENSE)

   Interest - net                           (22,980)                   1,268
   Gain on sale of stock                          0                  108,000
                                         ----------              -----------
   Total Other                              (22,979)                 109,268
                                         ----------              -----------

NET INCOME (LOSS)                       $(1,335,095)             $   (17,636)
                                         ==========              ============

NET EARNINGS PER SHARE
   Basic and Diluted

      Net loss per share                       (.24)                    (.02)


Basic and Diluted Weighted Average

Number of Common Shares Outstanding       5,476,359                1,157,674
(as adjusted for reverse stock split)


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 2001 and 2000

                                         2001                    2000
                                         ----------              -----------
REVENUE
  Sales                                 $   376,805              $   421,248
  Cost of sales                             185,082                  250,611
                                         ----------              -----------
GROSS PROFIT                                191,723                  170,637

GENERAL & ADMINISTRATIVE EXPENSES           397,620                  263,213
RESEARCH & DEVELOPMENT                       61,300
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION               (267,197)                 (92,576)

OTHER INCOME AND (EXPENSE)

   Interest - net                            (2,916)                    (375)
   Gain on sale of stock                          0                        0
                                         ----------              -----------
   Total Other                               (2,916)                     176
                                         ----------              -----------

NET INCOME (LOSS)                       $  (270,113)             $   (92,400)
                                         ===========             ============


                         ROANOKE TECHNOLOGY CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of July 31, 2000

                                                       ADDITIONAL  SUBSCRIPTION
                                    COMMON STOCK       PAID        AND
                                 SHARES     AMOUNT     CAPITAL     ALLOWANCES    DEFICIT      TOTAL
                          ---------------------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323 $         0  $          0 $   59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Officer compensation           3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ---------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789     $360,012 $         0  $   (305,545)$   55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                          (2,686,404) (2,686,404)
                           --------------------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $         0  $(2,991,949) $  381,685


Officer compensation            1,500,000        150     899,850                              900,000
Net loss for the year                                                          (1,065,244) (1,065,244)
                           --------------------------------------------------------------------------
Balance at October 31, 2000    12,830,183     $1,283  $4,272,351 $         O  $(4,057,193) $  216,441

Stock offered for cash          1,000,000        100      49,900                               50,000

Reverse stock split 7 for 1   (11,854,443)    (1,185)      1,185                                    0

Officer compensation            5,200,000        520     811,720                              812,240

Stock issued for services       1,661,857        166     402,939                              403,105

Stock issued for cash
 and subscription receivable    1,000,000        100     109,900                              110,000

Stock subscription receivable                                       (100,000)                (100,000)

Allowance for prepaid
 stock compensation
 for services                                                       (297,660)                (297,660)
Net loss                                                                       (1,335,095) (1,335,095)
                           --------------------------------------------------------------------------
Balance at July 31, 2001        9,837,597    $    984  $5,647,995 $ (397,660) $(5,392,288) $ (140,969)
                           ==========================================================================


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
               STATEMENTS OF CASH FLOWS For the Nine Months ending
                             July 31, 2001 and 2000

                                                        2001                  2000
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $(1,335,095)         $   (17,636)

   Adjustments to reconcile net income to
     net cash provided by (used in)
    operating activities:

   Depreciation and amortization                        137,674              113,410
   Compensation in the form of stock                    917,685                    0
  (Increase) decrease in accounts receivable             31,271              (24,276)
  (Increase) decrease in employee receivable             (4,266)                (990)
  (Increase) decrease in officer receivable             (61,558)                   0
  (Increase) decrease in deposits                       (24,827)                   0
   Increase (decrease) in payables & accrued expenses   219,585               52,920
   Increase (decrease) in deferred revenue                    0              (44,025)
                                                      ----------            -----------
      Total adjustments to net income                 1,215,564               97,039
                                                      ----------            -----------
   Net cash flows from operations                      (119,531)              79,403

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid on stockholder loan                              0              (22,932)

   Capital expenditures on equipment                   (240,471)             (90,401)
                                                      -----------           -----------
   Net cash flows from investing                       (240,471)            (113,333)
                                                      -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                           290,000                   0
   Payments on notes                                    (20,070)             (7,329)
   Proceeds from issuance of stock                       60,000                   0
                                                      -----------           ----------
   Net cash flows from financing                        329,930              (7,329)
                                                      -----------           ----------
CASH RECONCILIATION

   Net increase (decrease) in cash                       (30,072)            (41,259)
   Cash at beginning of year                              40,994              77,904
                                                       ----------           ----------
ENDING CASH BALANCE                                     $ 10,922            $ 36,645
                                                      ===========           ==========


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

                       (See Independent Auditor's Report)

1. Summary of significant accounting policies:
   -------------------------------------------

Industry - Roanoke Technology Corporation (The Company) was incorporated
--------
December 11, 1997 as Suffield Technologies Corp., its original name, under the laws of the State of Florida. The Company is headquartered in Roanoke Rapids, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of technology to provide enhanced internet marketing capabilities.

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

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting- The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as a cost of sales through an ongoing research and development program.

Property and Equipment - Property and equipment are recorded at cost.
---------------------
Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

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

Long-lived Assets - Long lived assets, including property and equipment and
-----------------
certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Research and Development - Research and development costs incurred in the
------------------------
discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new services, prior to the attainment of the related products' technological feasibility, are recorded as expenses in the period incurred.

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

Fair Value of Financial Instruments - The Company's financial instruments
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

Stock-Based Compensation - In accordance with the recommendations in SFAS No.
------------------------
123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), The Company's management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date. The Company accounted for stock bonus' during the years ending October 31, 2000 and 1999 of 1,500,00 shares and 850,000 shares of restricted stock, respectively, given to the President of the company as compensation. The bonus was accounted for in the periods in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.

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

Aggregate maturities of long - term debt over the next five years are as follows:

For the quarter ended July 31, 2000                   For the year ended October 31, 2000
-----------------------------------                   -----------------------------------
YEAR                    AMOUNT                            YEAR               AMOUNT
----                    ------                            ----               ------
2002                    35,968                            2001                7,200
2003                    35,302                            2002                4,995
2004                    40,569                            2003                1,659
2005                    46,559                            2004                    0
2006                    52,149                            2005                    0

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

Common Stock
------------

During the quarter ended July 31, 2001, the Company filed S-8 stock registrations for consulting services for a value of $364,534 and the issuance of 3,519,000 common shares. Of these shares, 2,000,000 common shares per the agreement call for the purchase of these shares at a value of a 40% discount on the bid price when purchased. The discount has been accounted for as an expense for consulting services. The term of services per the registrations range from five months to a year from the contract agreement date. The stock has been accounted for as issued and an allowance account has been set against this stock account to amortize the costs over the term as an expense over the service term as can be reviewed in the statement of equity.

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

Peter Barry (Plaintiff) v. Top-10 Promotions, Inc.(Defendant);Ramsey County District Court, Minnesota Plaintiff, Peter Barry, claimed that this action arised under the federal statute prohibiting unsolicited facsimile transmissions and seeks damages, injunctive relief and certification as a class action. The Company denied liability in this matter and believed in a good faith defense against this action and against certification of a class action. The case was settled in the amount fo $3,000 without admitting any liability, but settling this matter to avoid further cost of litigation

15. Condensed consolidating financial statements:
    ---------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

THE NINE  MONTHS ENDED JULY 31, 2001 COMPARED TO THE
NINE MONTHS ENDED JULY 31, 2000

Revenues for the three quarters of fiscal years 2001 and 2000 were $1,357,673 and $1,557,133, respectively. Management attributes this decline primarily to a redesign of its program for generating sales leads. Temporary difficulties with the redesign, since resolved, reduced the quantity and quality of sales leads provided to the company's sales force. The Company has engaged consultants to assist with the growth of the Company.

Cost of sales was $549,088 or 40% of revenues as compared to $800,244 or 51% of revenues in the prior year. The decrease as a percentage of sales is attributable primarily to increased sales productivity resulting from the redesign of the company's lead generating program and revenues generated from the Company Web Hosting service.

Depreciation and amortization expenses increased to $137,674 or 10% of revenues from $113,410 or 7% of revenues because of the purchase of additional computer equipment, furniture and leasehold improvements.

Legal and accounting expenses increased to $199,743 or 15% of revenues from $60,343 or 4% of revenues mainly due to an increase pending litigation and an increase in the number of filings made with the Securities and Exchange Commission.

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

Office and occupancy expenses increased from $83,830 or 5% of revenues to $156,486 or 12% of revenues. This was the result of increased expenses for office supplies, equipment rentals, increased office space and personnel additions.

Telephone expenses of $98,231 or 7% of revenues are compared in amount to $54,796 or 4% of revenues in the prior year. The Company believes recent renegotiations with phone and internet services will decrease these costs as a percentage of revenues.

Research and development costs increased to $187,027 or 14% of revenues from $66,049 or 4% of revenues. The increase is mainly due to increased activity in development of new internet services (RTCWebsite, RTC Homes, RTCS SChools, see outlook section for further discussion). The Company has hired additional programmers on a full time basis in order to meet their objectives.

The loss from operations increased from a loss of $17,636 or 1% of revenues to a loss of $1,335,095 or 98% of revenues. Management believes there has been a temporary decline in revenues, from $1,557,133 to $1,357,673 or 13%, when general and administration costs along with research and development costs increased from a combined $952,342 or 61% of revenues to $2,120,700 or 156% of revenues, a 123% increase from the prior year's quarters. The decline in sales is thought of as temporary as the Company has hired and is training new sales staff. Additional general and administrative costs were incurred in the current quarters in the form of stock compensation in the amount of $917,685 which represents a non-cash charge to expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($119,531) for nine months ended July 31, 2001 as compared with cash inflows of $79,403 in the prior year's quarters. Expenses during the period included an increase in general and administrative costs, including stock compensation of $917,685, along with an increase in research and development costs. Research and development costs were $187,027 as compared to $66,049 in the prior year's quarters making up the largest increase in costs in operating activities other than stock compensation. Also included in cash outflows from operating activities were advances to employees and officers for a total of $65,824.

Cash Flows from Investing Activities

The company purchased $240,471 of equipment during the quarters, an increase from the $90,401 spent in the prior year's quarters. The purchase was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in the Company's newly leased office space.

Cash Flow Provided from Financing Activities

Cash inflows from financing activities was $329,930 as compared to cash outflows in the prior year's quarter of ($7,329). The cash inflow was primarily due to the issuance of stock for cash in the amount of $60,000 and loan proceeds of $290,000.

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

During the first part of this fiscal year, we have spent $290,000.00 for moving expenses, wiring, flexible work partitions, additional furniture and computer equipment at the new site. We have funded this expenditure from current working capital, funds generated from operations, the issuance of stock for $60,000 cash, and obtained an SBA-guaranteed bank loan in the amount of $290,000.00.

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

The RTCWebsite, RTC Homes and RTC Schools programs announced during the last quarter have been received well in pilot marketing programs. The business and marketing proposals for these projects have been conservatively created and the marketing goes forward to the sales team. During the next 2 quarters, these programs are expected to produce revenues of $700,000 and $900,000 respectively for each quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

(1) Oyster Software, Inc. (Plaintiff) v. Roanoke Technology Corp. (Defendant and Cross-Defendant), Forms Processing, Inc. (Defendant) and Barry Matz (Defendant); United States District Court, Northern District of California, Case No. C000724 filed on March 1, 2000. Plaintiff, Oyster Software, Inc. claims trademark and copyright infringement, misappropriation and unfair competition based on the placement of its trademarks and copyrighted material into HTML web pages utilized by defendant Forms Processing, Inc. (FPI). FPI claims that it had no knowledge of this fact and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service." We deny placing the allegedly infringing material into FPI's web pages. Plaintiff's complaint seeks declaratory relief, an injunction, an accounting, damages in excess of $1,600,000 and an award of attorneys fees and costs. Through its cross-complaint, FPI seeks declaratory relief and indemnity. We are presently defending such lawsuit.

(2) Sancor Industries Ltd. (plaintiff) v. Sun-Mar Corporation (defendant and third party claimant) and Top-10 Promotions Inc. and Roanoke Technology Corporation (third party defendants); Ontario Superior Court of Justice Court File No. 99-CV-172600CMA. The plaintiff, Sancor Industries, claims damages for breach of an undertaking given by Sun-Mar not to use, display or incorporate trademarks of the plaintiff, Sancor, based on the alleged placement of the plaintiff's trademarks and proprietary material into HTML web pages utilized by the defendant Sun-Mar Corporation. Sun-Mar Corporation has claimed contribution and indemnity from the third party defendants for any amounts for which it is found liable to Sancor. Sun-Mar Corporation claims that it had no knowledge of the usage of any such materials in the web pages and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service". We deny placing the allegedly infringing material into Sun-Mar Corporation's web pages. The plaintiff seeks declaratory relief, an injunction, an accounting and general damages in an unspecified amount as well as exemplary and punitive damages in the amount of $100,000 as well as attorney's fees and costs. We were joined in this lawsuit in the first quarter of 2001 and are presently analyzing our position.

Item 2. Changes in Securities and Use of Proceeds.   None

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.   None

Item 5. Other Information. None

Item 6. Exhibits and Reports of Form 8-K. None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROANOKE TECHNOLOGY CORP.
                              (Registrant)

Date:
September 14, 2001            /s/ David L. Smith
                              -------------------------
                              David L. Smith, Jr.
                              President