Form 10-K
period 2001-10-31
ROANOKE TECHNOLOGY CORP
filed 2002-02-14
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for year ended October 31, 2001: $1,551,609

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 13, 2002, was: $2,069,472

Number of shares of the registrant's common stock outstanding as of February 13, 2002 was: 36,438,112

Transfer Agent as of February 13, 2002:

                             Interwest Transfer Co.
                    1981 East Murray Holladay Road, Suite 100
                           Salt Lake City, Utah 84117

                                     PART I
                                     ------

Item 1.  Description of Business
---------------------------------

Business Development. We were incorporated in Florida on December 11, 1997 under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc., a Virginia corporation with its principal place of business in North Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998. Top 10 was incorporated in Virginia on November 18, 1997. We maintain our principal offices at 539 Becker Drive, Roanoke Rapids, North Carolina, 27870 and our telephone number is (252) 537-9222.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. Roanoke Technology Corp. is headquartered in
Roanoke Rapids, North Carolina. We are a developer and marketer of a service designed to maximize and promote Internet web site presence. To put it simply, our primary business function is to make our customers' Internet web sites easy to find. Most persons searching the Web for a product or service use a search engine. Web sites often use television and print media advertising in an attempt to direct traffic to their web sites, but we utilize our own proprietary software products to alter our customer's web sites in ways which make the sites more appealing to the top search engines. If our customers wish to generate business from the Internet, it is important that their Web sites appear in the top 10 or 20 positions of targeted search engine indices. Simply put, that is what we do. In addition, we utilize a suite of proprietary computer programs which allow our users to analyze and track their Web Sites "visibility". Our proprietary software analyzes high ranked sites on the targeted search engines to determine the most important key words, phrases, and other design characteristics of those sites. Our customers web sites are then changed to reflect the preferences of those search engines and thus increase the probability that their web site will appear in the top 10 or 20 sites listed by the search engine when those search characteristics are used. Since most Web surfers ignore search results beyond the first hundred listed sites, a higher ranking almost always translates to higher visitor hits for our customers. This results in greater exposure for our customers, improved results for their web presence, and increased customer reliance on our services.

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

We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998; $2,686,404 for the year ended October 31, 1999; $1,065,244 for the year ended October 31, 2000 and $1,879,379 for the year ended October 31, 2001.

FORMATION

On December 11, 1997, we were formed in Florida as a C corporation under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc. a Virginia corporation with its principal place of business in North
Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998. Top 10 was incorporated in Virginia on November 18, 1997.

Since the closing of the share exchange, the operations of Top 10 has represented 100% of our revenues to date. Based on the share exchange, we undertook the following: (i) on June 11, 1998, we filed an amendment to our incorporation document in Florida changing our name to Roanoke Technology Corp.;
(ii) on July 20, 1998, we were issued a Certificate of Authority to do business in North Carolina; (iii) on July 22, 1998, the State of Virginia issued a Certificate of Merger whereby Top 10 merged into us; and (iv) on September 4, 1998, we filed a Certificate of Assumed Name in Halifax County, North Carolina to do business under the name Top 10 Promotions.

SERVICES

Our services are designed to improve the visibility of our customer's web sites in the Internet. The first level of service, the "Starter Plan" consists of getting the customer's web sites registered on about 800 of the most significant search engines.

Sales of the "Premium Plan" and its derivatives accounted for 82.6% of revenues for the fiscal year 2001. This plan is sold for $1,649. This plan was originally sold for $1,295. It was increased to $1,495 effective May 4, 2000 and $1649 effective January 1, 2002. It differs from the Starter Plan in that its goal is not to get the web site listed by the search engines, but to increase the probability that the site will be one of the first 20 sites listed by the search engines when appropriate key words are used.

Since many key word searches can return hundreds, if not thousands, of matches, it is important that those attempting to generate business from their Internet listing assure that their site is listed in the first one or two pages returned by the search engine. If the customer has more than one web site we will promote these sites for half price of $824.50. We originally charged $647.50, but increased the price to $747.50 effective May 4, 2000 and to $824.50 on January 1, 2002.

When a customer purchases the "Premium Plan" we begin the following procedures:

- Identify appropriate key words or terms for the customer's web site. The Premium Plan allows for 6 terms and up to 6 additional terms may be purchased for $150 each. Sale of additional terms to customers purchasing the Premium Plan accounted for 5.6% of revenues during the 12 months ended October 31, 2001.

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

- Create a "referring domain" and web site for the customer that is hosted by RTC Hosting, a subsidiary of Roanoke Technology Corporation. This referring domain will attract many of the search engine robots within two weeks of its creation. The robots will follow links on the referring domain site to the customer's original site and to the new content pages that were created and placed on their site as part of our process.

- We verify the placement of the web pages. We submit the new content pages and the referring domain site pages to the search engines that do not automatically crawl the site.

- Approximately 4 weeks after we have created the referring domain site and have completed the applicable submissions, preliminary results will be noticed. In most cases 60 days after the pages are placed on the server the customer will be able to check the results at the customer's section of our web.

As part of the Premium Plan, we will continue to monitor and furnish "Visibility Reports" for each customer for up to 6 months. The reports are compiled every 7 to 10 working days and are electronically mailed to each customer. The results are also available on our web site.

We commit to the following for our Premium Plan:

     - We will secure for our customer no less than 10 placements within the top 20 positions somewhere across the top search engines. The engines we target consist of the following: Yahoo, Excite, Infoseek, HotBot, Lycos, iWon, Snap, AOL Netfind, LookSmart, AltaVista, Google, Northern Light, Magellan, All The Web, Open Directory Project, Netscape, Web Crawler, Direct Hit, MSN and PC Beacon.

     - The listings may appear on any single search engine, all the search engines or spread across any number of the search engines listed above.

     - The placements will consist of existing pages on our customer's sites as well as the new pages we make for our customers.

     - Over the last 12 months our customers have averaged more than 50 placements in the top 20 positions across the top search engines. However, we do not guarantee this.

     - We do not guarantee traffic to a customer's web site. That is a function of demand for the product or service. The customer's commitment is only for placements of their URL(s) in the search engine indices.

     - In the event of our failure to meet our commitment within 90 days from the date of the last submissions were made to the search engines, Top-10 Promotions will repeat the service at no charge.

Our sales efforts rely primarily upon our proprietary software programs to generate sales leads that are then followed up with e-mail and telemarketing efforts. Due to the increasing number of web sites indexed by the key search engines and changes in the way these sites are indexed by the search engines, the visibility of the web sites which we have enhanced tends to decline over time. We re-solicit prior customers periodically and offer them the opportunity to renew their web site visibility. The renewal process is the same as described above and with the same guarantee. The renewal price is $825.50 and an additional $150 for each key word or phrase over six.

Sales of Re-promotions or renewals accounted for 11.4% of our revenues in the fiscal year ended October 31, 2001, up 7.6% from October 31, 2000. We expect renewals to become a somewhat larger percentage of total revenues as our customer base grows.

RTCHOSTING CORP

RTCHosting Corp., or RTCH, is our wholly owned subsidiary that was formed in June 2000. RTCH was formed to address a specific problem faced by many small to medium-sized businesses. The rapid growth in the use of the Internet for purchasing components, supplies and services is changing the competitive environment. The obstacle keeping most small to medium-sized businesses from enjoying these savings-which are necessary for their long term survival-is the research and development costs of putting together an on line procurement system.

RTCH is in the final stages of completing development of an online procurement system (OPS). The first customer went online in late September 2000. The OPS is, in effect, an automated system which e-mails requests for quotes along with required delivery dates, terms, and delivery instructions, collectively, known as RFQ's to selected suppliers. When a supplier responds with an offer, the other suppliers previously sent the same RFQ are informed of the price that they must beat and this process continues until the purchaser ends the auction and selects a supplier.

Key features of the system include:

     - Automation of the competitive procurement system and elimination of unnecessary telephone and fax communications.

     - Capability to show RFQ's only to selected venders; venders cannot see the purchaser's whole shopping list.

     - Capability to limit authority of the various purchasing agents working for the purchaser.

     -    Capability for use by purchasing agents at remote locations.

     -    Capability to show cost trends by item and by suppliers over time.

     -    Capability to vary limits by which bids must change.

     - Capability to provide individual personalized sites from a secure server. This eliminates the ability of competitors to access purchasing activity which could provide significant competitive information.

     - Capability to show productivity and effectiveness of individual purchasing agents.

All of the software required to operate OPS has been developed or is being developed by us. The web hosting services of the OPS will be supplied through a server located in Laurel, Maryland. As of January 2002, all RTC Hosting servers were moved to The Colocation Company (Coloco), in Laurel, Maryland. Coloco is a secure server hosting facility that provides redundant power and Internet connectivity.

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

After getting customers to accept a free trial, our personnel will contact these persons to help them get started on the system and follow up when the trial period is over to attempt to finalize the sale. We currently have two full time employees who are assigned to work as support personnel and sales closers. If business develops as anticipated, the number of employees doing this type of fulfillment work will increase.

On October 2, 2000, RTCH entered into an agreement with Roanoke Electric Cooperative, a member of a regional association of energy utility cooperatives. The agreement provides that Roanoke Electric Cooperative will publicize the availability of RTCH to its members and partners, provide RTCH with contact information for each of the members who might be interested in the service, and make efforts to assist RTCH in securing the member's participation in the program. However, no contract has yet been signed; there can be no assurance that any contract will be signed; if a contract is signed there can be no assurance that any revenues will result.

RTCH will conduct business as RFQ Hosting, or RFQH. It is anticipated that billing and collecting will be fully automated by us. Initially our current personnel will handle the function, but it is anticipated that one to two additional people may be required as volume builds.

RFQ currently has 3 customers that have signed contracts and are using the system. Additionally, 20 other customers are in the 90-day free trial period, but no significant revenues will be generated until at least some time during the 2nd quarter of the calendar year 2001, if ever.

RFQH competes with traditional personnel-intensive telephone, mail, and fax communications-based purchasing operations and newer business-to-business Internet communication systems. While most of the known business to business Internet based purchasing systems are still relatively new and in the development stage, most are funded by organizations with significantly greater financial and personnel resources than us.

In January 2002, RFQ Hosting completed backend integration to Southeastern Data Cooperative, Inc.'s general ledger and accounting system. Southeastern Data Cooperative, Inc. is a developer of software systems for Rural Electric Cooperatives and Electric Distribution Utilities that integrate consumer accounting, general accounting and engineering requirements. They currently have an installed base of one hundred forty-five cooperatives nationwide with plans for the implementation of eight to ten new customers this year.

Currently, we are developing a seamless gateway to GeKL Technologies UplinkOSp product. GeKL Technologies is leading the way in defining the next generation of Internet communications software. For over 5 years, GeKL Technologies has been designing Internet based applications on a platform that resides within a multi-tiered security system. The multi-tiered security platform ensures that only individuals with valid ID and Password are allowed entry. Once in the system, the ability to pass into other areas or programs is again re-validated based on the ID and Password clearance. GeKL has developed a portal specifically targeted to rural electrical cooperatives. By developing seamless integration to OPS, every electrical cooperative that uses GeKL's UplinkOSp product will have secure access to our procurement application.

RTCH also completed development of its' newest product, RTC Homes, in January 2002. RTC Homes is a template-driven web site targeted to real estate agents and brokers. Features of the system include:

     - Template Driven: Real estate agents and brokers, regardless of their skill level, can create and maintain their own websites without having to depend on professional webmasters.

     - Unlimited number of listings: There are no additional fees for adding listings to a website.

     - Real estate agents and brokers have their own domains: The name of the Real estate agents and brokers or their company will be part of her website address.

     - Real estate agents and brokers control their content: Annoying advertisements will not distract customers.

     - High visibility: Real estate agents and brokers using RTC Homes will benefit from their websites appearing in the top twenty listings of many major search engines.

     - MLMax shared listing database: Associations or groups of Real estate agents and brokers can share their listings with each other if they so desire. This multiple listing database is IDC and RETS compliant.

     - Favorite Homes List: Homebuyers can save their favorite homes in a list which can be easily updated and therefore save time when communicating with the Real estate agents and brokers.

     - Web Mail: Real estate agents and brokers can have an unlimited number of email addresses, all of which contain their domain name. Email can be accessed from anywhere in the world using RTC Web Mail.

     - Calendar of Events: Real estate agents and brokers can list all upcoming events and open houses on their website.

     - Survey Module: Real estate agents and brokers can design web forms and surveys to help them gather valuable information from their potential customers.

     - Task System: Real estate agents and brokers can utilize a web based task management system to assist them in managing their work and the work of their employees.

RTC Homes is competitively priced. One-time setup fees are $99, which includes the first month's fee. Subsequent fees are $49 per month. RTCH is currently in partnership discussions with several local and state realtor associations and individual companies are being targeted as well.

TRADEMARKS

Trademark applications have been filed with the United States Patent and Trademark Office for the names "Top 10 and Design," "PC
Beacon" "RTCHosting and Design" and "RFQHosting."


PERSONNEL

We currently employ 39 full time employees. They fall into 4 different categories: 3 management, 26 sales, 4 programmers, and 6 support personnel. Sales personnel are compensated on a base pay plus commission basis. We expect to continue to add salespersons.

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

The following are the only web sites that we have found that can be deemed to compete with us: WebPosition Gold; SubmitIt; Did-it.com.:

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

     SubmitIt States that for $49 annually it will provide the following: analyze 1 web address; submit 1 web address to the top 400 search engines; send automatic updates of submission status and ranking reports.

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

GENERAL BUSINESS CONDITIONS

There is no apparent seasonality in our business but weekly or monthly sales volume can be impacted by holidays and popular vacation periods which impair the ability of our telemarketers to reach potential customers. Our business is not dependent upon any single customer or type of business. Since we have no subcontractors, we are not dependent upon an outside sales force. All work is performed in house. This includes the creation and development of our software.

CUSTOMERS

Our potential market or customer base consists of every business-oriented web site in the world. As of September 2001 there were approximately 22.7 million ".com" and 3.0 million ".net" web sites contained in the zone files for ICANN (The Internet Corporation for Assigned Names and Numbers). Our largest single customer accounts for less than one percent of our total revenues and no particular industry accounts for more than two percent of our revenues.

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

Material programming costs are:


          Year Ending     Year Ending          Year Ending
          Oct. 31, 2001   October 31, 2000     Oct. 31, 1999
          --------------  ----------------     -------------
Total    $255,274         $171,706                $52,729

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are considered a continual process and are expensed when incurred. When we can associate specific costs to a computer software product that has technological feasibility and research and development activities have been completed, we will capitalize those costs as an asset.

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

Item 3.  Legal Proceedings
--------------------------

(1) Craig (Plaintiff) v. Top-10 Promotions, Inc., Glenn Canady and Kelly Allen (collectively, the Defendants); Sonoma County Superior (Limited Civil), California, Case No. 163579 filed on June 21, 2000. Plaintiff, Gary Craig, operates a web site which dispenses information about a therapeutic technique and offers instructional material for a fee. Plaintiff purchased our product known as "Premium Service" in order to secure at least 10 placements for his web site URL within the top 20 positions somewhere across the Internet's top search engines. The product performed as expected. However, in working with his web site, Plaintiff caused his site specific search engine to become unusable. Despite this fact, Plaintiff filed suit claiming that it was not his own actions, but rather our "Premium Service" which caused his site to become unusable. This matter was settled in July 2001 for $4,000 without an admission of liability by us.

(2) Oyster Software, Inc. (Plaintiff) v. Roanoke Technology Corp. (Defendant and Cross-Defendant), Forms Processing, Inc. (Defendant) and Barry Matz (Defendant); United States District Court, Northern District of California, Case No. C000724 filed on March 1, 2000. Plaintiff, Oyster Software, Inc. claims trademark and copyright infringement, misappropriation and unfair competition based on the placement of its trademarks and copyrighted material into HTML web pages utilized by defendant Forms Processing, Inc. (FPI). FPI claims that it had no knowledge of this fact and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service." We deny placing the allegedly infringing material into FPI's web pages. Plaintiff's complaint seeks declaratory relief, an injunction, an accounting, damages in excess of $1,600,000 and an award of attorneys fees and costs. Through its cross-complaint, FPI seeks declaratory relief and indemnity. We are presently defending such lawsuit. The parties entered into mediation in December 2001 and are working toward a possible settlement.

(3) Sancor Industries Ltd. (plaintiff) v. Sun-Mar Corporation (defendant and third party claimant) and Top-10 Promotions Inc. and Roanoke Technology Corporation (third party defendants); Ontario Superior Court of Justice Court File No. 99-CV-172600CMA. The plaintiff, Sancor Industries, claims damages for breach of an undertaking given by Sun-Mar not to use, display or incorporate trademarks of the plaintiff, Sancor, based on the alleged placement of the plaintiff's trademarks and proprietary material into HTML web pages utilized by the defendant Sun-Mar Corporation. Sun-Mar Corporation has claimed contribution and indemnity from the third party defendants for any amounts for which it is found liable to Sancor. Sun-Mar Corporation claims that it had no knowledge of the usage of any such materials in the web pages and that the web pages were created for it by us as part of the purchase of the product known as "Premium Service". We deny placing the allegedly infringing material into Sun-Mar Corporation's web pages. The plaintiff seeks declaratory relief, an injunction, an accounting and general damages in an unspecified amount as well as exemplary and punitive damages in the amount of $100,000 as well as attorney's fees and costs. For purposes of limiting our legal fees in this matter, we settled with Sum-Mar for 100,000 restricted common Roanoke shares plus the issuance of a promissory note to Sun-Mar for a total of $100,000 less the amount of proceeds received by Sun-Mar from the sale of the 100,000 Roanoke shares.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On October 31, 2001, a majority of our shareholders, by written consent authorized the removal of Glenn Canady from our Board of Directors.

                                     PART II
                                     -------

Item 5. Market for Registrants's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

On February 13, 2002, based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through October 31, 2001 and as available through electronic trading services subsequent to such date.


                         Common Stock Bid
                         High     Low
                         ----     ---
     Fiscal Quarter      High              Low
                         ----              ---
     January 31, 1999   $ 7.125            $1.875
     April 30, 1999     $10.00             $6.375
     July 31, 1999      $11.00             $8.00
     October 31, 1999   $ 9.00             $4.50
     January 31, 2000   $ 5.12             $3.37
     April 30, 2000     $ 3.50             $0.75
     July 31, 2000      $ 1.50             $0.05
     October 31, 2000   $ 1.01             $0.125
     January 31, 2001   $ 0.45             $0.15
     April 30, 2001     $ 0.15             $0.05
     July 31, 2001      $ 0.10             $0.02
     October 31, 2001   $ 0.02             $0.01

Dividends
---------

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6. Selected Financial Data
--------------------------------

                              Twelve Months     Twelve Months         Twelve Months
                            Ended October 31,   Ended October 31,     Ended October 31,
                                   2001              2000                1999
                               -----------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Total revenues                  $   1,551,609          1,999,103     $ 1,144,122
Operating expenses                    742,016          1,055,268         451,797
Gross profit from operations          809,593            943,835         550,213
General and administrative
 expenses                           2,223,258          1,845,828       3,152,748
Income (loss) from operations      (1,849,663)        (1,172,516)     (2,683,450)
Other income (expense)                (29,716)           107,272          (2,954)
Net Loss                         $ (1,879,379)        (1,065,244)    $(2,686,404)

OTHER DATA:

EBITDA (1)                       $ (1,688,939)        $( 909,016)    $(2,541,338)
Net cash provided (used) by
 operating activities                (323,658)            82,038        (229,254)
Net cash provided (used) by
 investing activities                (240,471)          (110,251)       (104,140)
Net cash provided (used) in
 financing activities                  523,170            (8,695)        397,503

Net book value per share                   .01               .02            0.03

Basic earnings (loss) per share            .21               .01             .26

BALANCE SHEET DATA:

Cash and cash equivalents        $         35          40,994            $  77,904
Total assets                          563,040         465,924              485,673
Current liabilities                   669,719         242,830               44,175
Total liabilities                     918,332         682,366              103,988
Stockholders' equity                 (355,292)        216,441              381,685
Total liability and equity       $    563,040         465,925             $485,673


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Fiscal 2001 Compared with Fiscal 2000

In fiscal 2001, we felt the pullback in the economy as did most companies. Sales declined 22% from the previous year from $1,999,103 to $1,551,609. We have included additional internet services as stated in the outlook section, however the benefit of these additional services was not seen in the fiscal year 2001.

Cost of sales was at its lowest cost as a percentage of sales, 37% in our history; however, we did spend $255,274 in research and development costs as compared to $115,023 in the previous year.

General and Administration costs were at $2,223,258 for fiscal 2001 and $1,845,828, an increase of 20%. The increase was due to increased litigation, filing fees and compensation in the form of stock for our President and our consultants. All other classifications of expense had no material change from the prior year.

Due to the economy, increased general and administrative, and research and development costs, we had a 76% increase in net loss as compared to the prior year, or $(1,879,379) for fiscal 2001 and $(1,065,244) for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data


                                                     Year Ended
                                       Oct. 31, 2001            Oct. 31, 2000
                                     -------------------------------------------
Net cash provided (used) by
 continuing operating activities       $ (323,658)              $   82,036
Net cash provided (used) by
 investing activities                  $ (240,471)              $ (110,251)
Net cash provided (used) by
 financing activities                  $  523,170               $   (8,965)
Working Capital                        $ (629,592)              $ (146,836)
Total Debt                             $  918,332               $   13,853
Shareholder's equity                   $ (355,292)              $ 216,441

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

Outlook

Considerable effort has been put into concentrating on two key areas since the close of our fiscal year: increasing sales and reducing expenses. Long distance charges have been reduced in excess of ten percent and Internet access fees have been reduced by over sixty percent. Several non-revenue positions have either been eliminated or moved to revenue-producing activities. We continue to look at every opportunity to reduce our cost structure without sacrificing the quality of our service offering. Our hardware infrastructure is adequate to support our projected growth and we do not anticipate any major expenditure in this area during the 2001-2002 fiscal year.

Top-10 Promotions December 2001 sales were up fifteen percent over December 2000 sales. Sales for January 2002 were up over twenty percent over January 2001. We expect to see sales continue to be up over same-month sales from the previous year. We are continuing to give attention to increasing the size and the productivity of our sales force. Training sessions are conducted daily with all newly hired employees that help them become a contributor to our revenues in a much shorter time frame than they had historically.

We recently completed beta testing on our newest product, RTC Homes, which is a template-driven web site targeted to the real estate business. Effort is also being put into consolidating all of our RTC Hosting web applications into configurable modules that can be selected for individual customer needs.

By focusing on increasing sales of our flagship product, Top-10 Promotions, and by introducing our newest modules of RTC Hosting, we expect to enjoy increased sales over the same previous periods for the foreseeable future. By examining every opportunity to reduce cost, we are making significant improvements in our cost to serve. The combination of improvements to these two key areas will continue to be our driving force in order that we can provide a fair return to all of our stockholders.

We have in place the necessary computer equipment and programs to serve the new RTC Hosting and RFQ products. RFQHosting Corp (RFQ) is a 35% owned joint venture in Roanoke Online, LLC. The Company and Roanoke Energy Resources, Inc., a subsidiary of Roanoke Electric Cooperative, entered into a joint venture whereby the Company, through RFQ, receives 35% of the gross revenues of Roanoke Online, LLC, a business to business online procurement service. We are responsible for providing software maintenance and support personnel. Roanoke Energy Resources, Inc. is responsible for the day to day management and marketing of RFQ.

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

Item 8. Financial Statements and Supplementary Data
------------------------------------------------------------

Our financial statements, together with the report of auditors, are included in this report after the signature pages.

Item 9.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure
-----------------------------------------------------------

Our accountant is Gately & Associates, LLC of Florida. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Varma & Associates, C.P.A. ("Varma") was replaced by Gately & Associates, LLC as our independent auditor on December 15, 2000. The partner in charge of Gately & Associates, LLC, James Gately, was the partner in charge of our audit with Varma & Associates. Mr. Gately has continued as auditor of Roanoke and has accepted the responsibility for the audit of the prior period as indicated in the Independent Auditors report. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure.

                                    PART III
                                    --------

Item 10. Directors, Executive Officers, Promoters and
         Control Persons: Compliance With Section 16(a) of
         the Exchange Act
------------------------------------------------------------

Our directors and officers, as of October 31, 2001, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


                                         With Company
Name                        Age          Position
--------------------                     -----------------------------
David L. Smith, Jr.         44           Chief Executive Officer,
                                         President and Director
Glenn L. Canady (1)         36           Vice President-Operations,
                                         Director
Edwin E. Foster, Jr.        51           Secretary and Director

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

(1) Glenn Canady resigned as our officer and director on October 31, 2001. We also had a majority shareholder consent executed to remove Mr. Canady as a director. Such resignation was not due to disagreements with the decision of the Board.

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

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

None

Item 11. Executive Compensation
--------------------------------

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.


Name & Position            Year    Salary       Bonus      Other       Annual Long Term
                                                         Compensation     Compensation
                           --------------------------------------------------------------
David L. Smith Jr. (1)     2001    $136,500      -0-         (1)              -0-
President and Director     2000    $150,000      -0-         (1)              -0-
                           1999    $120,000      -0-         (1)              -0-

Glenn Canady               2001    $100,200      -0-         -0-              -0-
Vice President and         2000    $120,000      -0-         -0-              -0-
 Director                  1999    $ 53,077      (2)(3)     $1,000            -0-

Edwin Foster, Jr.(4)(5)    2001    $ 11,060      -0-         -0-              -0-
Secretary and Director     2000    $ 72,020      -0-         -0-              -0-
                           1999    $ 18,000      -0-         -0-              -0-

Ryan Brown(6)              2001    $ 83,846      -0-         -0-              -0-
Programer                  2000    $ 92,923      -0-         -0-              -0-
                           1999    $ 33,461      -0-         -0-              -0-

(1)In fiscal 2000, David received 1,500,000 of our restricted common shares per his employment agreement. The shares were valued at $.60 per shares for a total of $900,000. In fiscal 1999, David received 750,000 of our restricted shares due to the fact that we exceeded $200,000 in revenues for the first 3 month period of 1999 and 100,00 of our restricted shares due to our surpassing $1,000,000 in gross revenues for such fiscal year pursuant to the terms of his employment agreement. Such shares received by him would normally be valued at the trading price at the time he received the shares ($1.75) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, this standard considers the discounting of stock when such stock is restricted; our stock was thinly traded and the number of shares to be traded on the market (750,000) would greatly devalue the stock. Therefore, the method used was as follows:
Initial price of $1.75; discounted 10% in lieu of the 2 year restriction. Based on this, the value is $1,181,250.

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

(2) Glenn's salary was based on $60,000 per year until June 3, 1999. He commenced employment during fiscal year 1999. Increased to $80,000 per year as of June 4, 1999. Further increased to $100,000 per year as of August 27, 1999. On June 30, 2000 his salary was adjusted per his employment agreement to $120,000 as we had revenues of $2,000,000 over the preceding 12 month period. Glenn also received sales commissions of $29,027.63 in 1999 and $9862.50 in 2000. He resigned as officer and director on October 31, 2001.

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

(4) Ed's salary was based on $52,000 per year for fiscal year 1999. Effective December 1, 1999, Ed's salary was increased to $72,020 per year. Effective October 1, 2000, Ed's salary was increased to $82,160 per year. In January 2000, Ed entered into a Stock Option Agreement with us whereby he was granted options to purchase 100,000 shares of our common stock at an exercise price of $1.00 each. To date he has not exercised any such options.

(5) We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2001.

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

Compensation of Directors

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table sets forth as of February 13, 2002, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each director who owns any of our common stock, and (iii) all directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


                                   Number of Shares of
Name of Beneficial Owner/          Common Stock               % of Beneficial
Identity of Group                  Beneficially Owned         Ownership
--------------------------------------------------------------------------------
David L. Smith, Jr.             18,482,341(1)                      50.72%
Edwin E. Foster, Jr              1,000,000(2)                       2.74%

All executive officers and      19,482,341                         53.47%
directors as a group (2 persons)


The persons named in the table have sole voting and investment power with respect to all shares of common stock.

The addresses for the above individuals is c/o Roanoke Technology Corp., 539 Becker Drive, Roanoke Rapids, North Carolina 27870.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2001.

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

3.1  Certificate of Incorporation, as amended (1)

3.2  Bylaws, as amended (1)

10.1 March 30, 1999 Asset Purchase Agreement and Share Exchange with Offshore Software Development Ltd. (1)

10.2 May 28, 1998 Stock Purchase Agreement and Share Exchange with Top 10 Promotions, Inc. (1)

10.3 Articles of Merger and Plan of Merger of Top 10 Promotions, Inc. and Roanoke Technology Corp. (1)

10.4 Amended Employment Agreement - David L. Smith, Jr. (2)

10.5 Employment Agreeement - Glenn Canady (2)

(1)        Incorporated by reference to the Registrant's
           Form 10-SB, filed on July 15, 1999
           (SEC File No. 000-26715).

(2)        Incorporated by reference to the Registrant's
           SB-2, filed on October 18, 2000
           (SEC File No. 333-48142).

(b)        Reports on Form 8-K
           We did not file any reports on Form 8-K for the fiscal year ended October 31, 2001.

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

Dated: February 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                         Title                                      Date
----                         -----                                      ----
/s/ David L. Smith, Jr.      President, Chief Executive Officer,     February 14, 2002
-----------------------      and Director
    David L. Smith, Jr.

/s/ Edwin Foster             Secretary and Director                  February 14, 2002
------------------------
    Edwin Foster


ITEM 15.   FINANCIAL STATEMENTS AND EXHIBITS.
           ----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION

             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Independent Auditors Report                 1

     Balance Sheets                              2 - 3
     As of October 31, 2001 and 2000

     Statements of Operations                    4
     For the Twelve Months Ended

     October 31, 2001 and 2000

     Statement of Stockholders'Equity            5
     As of October 31, 2001 and 2000

     Statements of Cash Flow                     6
     For the Twelve Months Ended

     October 31, 2001 and 2000

     Notes to the Financial Statements           7-12

Independent Auditors Report

To the Board of Directors and Stockholders
Roanoke Technology Corporation
Roanoke Rapids, North Carolina

We have audited the accompanying balance sheet of Roanoke Technology Corporation, as of October 31, 2001 and 2000, and the related statements of operations, capital surplus and cash flows for the twelve months then ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roanoke Technology Corporation, as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

                           /s/Gately & Associates, LLC
                        ------------------------------
                            Gately & Associates, LLC

                          Certified Public Accountants
                           Orlando, Florida
                           February 5, 2002

                     ROANOKE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                            BALANCE SHEETS

               As of October 31, 2001 and October 31, 2000

                                  ASSETS


                                              2001                       2000
                                          -----------                -----------
CURRENT ASSETS
 Cash                                     $        35               $   40,994
 Employee advances                              5,494
  Accounts receivable                          64,598                   57,860
  Less: allowance for doubtful accounts        30,000                    2,900
                                           -----------               -----------
     Total Current Assets                      40,127                   95,954

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       517,220                 274,749
   Less: accumulated depreciation             133,647                  65,956
                                           -----------              -----------

      Total Property and Equipment            383,573                 208,793

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Loan origination costs                      13,927                       0
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization             294,419                 181,386
                                           -----------               ----------
   Net intangibles                             53,122                 152,228
   Deposits                                    19,850                   8,950
   Officers' receivable                        76,368                       0
                                           ------------               ---------
      Total Other Assets                      149,340                 161,178

           TOTAL ASSETS                     $ 573,040               $ 465,925
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  616,720                $ 235,630
   Credit card payable                        17,588                        0
   Current maturity of long-term debt         35,411                    7,200
                                          -----------                ----------
      Total current liabilities              669,719                  242,830

LONG TERM LIABILITIES

   Long term debt                            284,024                   13,854
   Less: current portion                      35,411                    7,200
                                          -----------                ----------
     Total long term liabilities             248,613                    6,654
                                          -----------                ----------
       TOTAL LIABILITIES                     918,332                  249,484

STOCKHOLDERS' EQUITY
--------------------

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    34,337,597 and 12,830,183 issued
    and outstanding                           3,434                     1,283
   Additional paid-in capital             5,783,045                 4,272,351
   Allowance for long-term
     Stock compensation                    (205,199)                        0
   Retained earnings                     (5,936,572)               (4,057,193)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY          (355,292)                   216,441
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $  563,040               $    465,925
                                        =============             =============

                         ROANOKE TECHNOLOGY CORPORATION

                                 AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS

            For the Twelve Months Ended October 31, 2001 and 2000

                                         2001                    2000
                                         ----------              -----------
REVENUE

  Sales                                 $ 1,551,609              $ 1,999,103
  Cost of sales                             742,016                1,055,268
                                         ----------              -----------
GROSS PROFIT                                809,593                  943,835

GENERAL & ADMINISTRATIVE EXPENSES         2,403,982                2,001,328
RESEARCH & DEVELOPMENT                      255,274                  115,023
                                         ----------              -----------
INCOME (LOSS) FROM OPERATION             (1,849,663)              (1,172,516)

OTHER INCOME AND (EXPENSE)

   Interest - net                           (29,716)                    (728)
   Gain on sale of stock                          0                  108,000
                                         ----------              -----------
   Total Other                              (29,716)                 107,272
                                         ----------              -----------

NET INCOME (LOSS)                       $(1,879,379)             $(1,065,244)
                                         ==========              ===========

NET EARNINGS PER SHARE

   Basic and Diluted

      Net loss per share                       (.21)                    (.64)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding        9,129,693                1,654,312
(as adjusted for reverse stock split)

                         ROANOKE TECHNOLOGY CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                             As of October 31, 2001


                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          --------------------------------------------------------------------------------
Issuance for services          1,525,000     $  153    $  59,323 $          0   $         0 $   59,476
Acquisition                      500,000         50       19,450                                19,500
First offering                   800,000         80       19,920                                20,000
Second offering                1,000,000        100       49,900                                50,000
Third offering                   880,000         88       87,912                                88,000
Stock compensation             3,175,000        318      123,507                               123,825
Net loss for the year                                                              (305,545)  (305,545)
                          --------------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789     $360,012 $          0    $ (305,545)$   55,256

Third offering                 1,349,572        135      354,635                               354,770
Issuance for consulting fees     250,000         25       24,975                                25,000

Officer compensation             850,000         85    1,991,165                             1,991,250
Asset acquisition                999,111         99      629,901                               630,000
Stock issued for services          1,500                  11,813                                11,813
Net loss for the year                                                           (2,686,404) (2,686,404)
                           -------------------------------------------------------------------------------
Balance at October 31,1999     11,330,183     $1,133  $3,372,501 $           0 $(2,991,949) $  381,685

Officer compensation            1,500,000        150     899,850                               900,000

Net loss for the year                                                           (1,065,244) (1,065,244)
                           -------------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183     $1,283  $4,272,351 $           0 $(4,057,193)  $ 216,441

Stock issued for cash           1,000,000        100      49,900                                50,000

Reverse stock split           (11,854,443)    (1,185)      1,185                                     0

Stock issued for cash           3,000,000        300     174,700                               175,000

Officer compensation            5,200,000        520     811,720                               812,240

Stock issued for services       4,161,857        416     455,189                               455,605

Stock issued to retire
 short-term note payable       20,000,000      2,000      18,000                                20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379) (1,879,379)
                           -------------------------------------------------------------------------------

Balance at October 31, 2001    34,337,597     $3,434  $5,783,045 $  (205,199)  $(5,936,572)  $(355,292)
                           ===============================================================================

                         ROANOKE TECHNOLOGY CORPORATION

                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

              For the Twelve Months ending October 31, 2001 and 2000


                                                        2001                  2000
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $ (1,879,379)         $(1,065,244)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Gain on sale of investment                                 0             (108,000)
   Depreciation and amortization                        180,724              155,500
   Stock issued for services and compensation         1,062,646              900,000
  (Increase) decrease in accounts receivable             20,362              (54,960)
  (Increase) decrease in employee advance                (5,494)                   0
  (Increase) decrease in officers' receivable           (76,368)                   0
  (Increase) decrease  in deposits                      (24,827)              (7,450)
   Increase (decrease) in payables & accrued expenses   381,090              198,215
   Increase (decrease) in credit card payable            17,588                    0
   Increase (decrease) in deferred revenue                    0              (44,025)
                                                      ----------            -----------
      Total adjustments to net income                 1,555,721            1,039,280
                                                      ----------            -----------

   Net cash flows from operations                      (323,658)             (25,964)

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash received from sale of investment                      0               108,000
   Capital expenditures on equipment                   (240,471)             (110,251)
                                                      -----------           -----------
   Net cash flows from investing                       (240,471)               (2,251)
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock               225,000                     0
   Proceeds from long-term note payable                 290,000                     0
   Proceeds from short-term note payable                 30,000                     0
   Payments on notes                                    (21,830)               (8,695)
                                                      -----------           ----------
   Net cash flows from financing                        523,170               (8,695)
                                                      -----------           ----------
CASH RECONCILIATION

   Net increase (decrease) in cash                      (40,959)              (36,910)
   Cash at beginning of year                             40,994                77,904
                                                       ----------           ----------
CASH BALANCE AT OCTOBER 31, 2001 & 2000                $     35              $ 40,994
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

YEAR                    AMOUNT                            YEAR               AMOUNT
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

The Company also rents a house for the convenience of Company employees that are relocating to the area and out of town business guests. The house also serves as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house has monthly payments of $1,200. The lease term was eighteen months beginning March 1, 1999 and ending on August 31, 2001 and is now on a month to month aat the same amount.

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

Common Stock

------------

On August 14, 2001, the Company received proceeds of a loan from the Company's President in the amount of $20,000 with a provision of conversion of the loan to 20,000,000 shares of restricted common stock after a 15 day period if not repayed. The loan was converted by the Company as called for in the agreement for a value of $20,000.

On August 27, 2001, the Company issued 2,500,000 shares of common stock as compensation for a one year consulting contract valued at $52,500. The compensation is amortized to expense over the contract term from an allowance account as can be reviewed in the statement of equity.

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

Craig (Plaintiff) v. Top-10 Promotions, Inc., Glenn Canady and Kelly Allen (collectively, the Defendants); Sonoma County Superior (Limited Civil), California, Case No. 163579 filed on June 21, 2000. Plaintiff sought $16,295 plus punitive damages, interest, attorneys fees and costs. With rising attorney's fee the company decided in late June and early July to settle the matter with Mr. Craig by making a full and final payment of $4,000.00 directly to him. The continuation of the case leading to trial would have far exceeded this amount. It was deemed prudent to settle without admitting liability and the Dismissal With Prejudice was filed in July, 2001 with the court. Plaintiff, Gary Craig, operates a web site which dispenses information about a therapeutic technique and offers instructional material for a fee. Plaintiff purchased our product known as "Premium Service" in order to secure at least 10 placements for his web site URL within the top 20 positions somewhere across the Internet's top search engines. The product performed as expected. However, in working with his web site, plaintiff caused his site specific search engine to become unusable. Despite this fact, Plaintiff filed suit claiming that it was not his own actions, but rather defendants "Premium Service" which caused his site to become unusable. Although we are disclosing this lawsuit, we do not deem it to be material.

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

FPI seeks declaratory relief and indemnity. With this case progressing toward the trial date, the company could not maintain adequate legal defense due to financial conditions. Our legal counsel requested the court to be released and the court granted that petition. The company is unable to provide legal representation due strictly to lack of funding. The company was facing a court deadline to obtain legal counsel or strike our responsive pleadings, third party cross-complaint and enter default. The company requested the court to be allowed to participate in the ordered mediation conducted in December, 2001. The court allowed our CEO to attend the mediation without counsel. During the course of the mediation the company was able to enter into an agreement with plaintiff to settle the third party claim. The specifics have not been approved by the court as of this writing. The other third party claim with FPI is ongoing and will be by the court during the month of January 2002.

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