Form 10-K/A
period 2001-10-31
ROANOKE TECHNOLOGY CORP
filed 2002-02-20
CIK 1076534

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

(5) We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2003.

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

The addresses for the above individuals is c/o Roanoke Technology Corp., 539 Becker Drive, Roanoke Rapids, North Carolina 27870.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2003.

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

Dated: February 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                         Title                                      Date
----                         -----                                      ----
/s/ David L. Smith, Jr.      President, Chief Executive Officer,     February 20, 2002
-----------------------      and Director
    David L. Smith, Jr.

/s/ Edwin Foster             Secretary and Director                  February 20, 2002
------------------------
    Edwin Foster


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

                           /s/Gately & Associates, LLC
                        ------------------------------
                            Gately & Associates, LLC

                          Certified Public Accountants
                           Orlando, Florida
                           February 5, 2002

                     ROANOKE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                            BALANCE SHEETS

               As of October 31, 2001 and October 31, 2000

                                  ASSETS


                                              2001                       2000
                                          -----------                -----------
CURRENT ASSETS
 Cash                                     $        35               $   40,994
 Employee advances                              5,494
  Accounts receivable                          64,598                   57,860
  Less: allowance for doubtful accounts        30,000                    2,900
                                           -----------               -----------
     Total Current Assets                      40,127                   95,954

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       517,220                 274,749
   Less: accumulated depreciation             133,647                  65,956
                                           -----------              -----------

      Total Property and Equipment            383,573                 208,793

OTHER ASSETS

   Organization costs                           1,000                   1,000
   Loan origination costs                      13,927                       0
   Goodwill                                    19,614                  19,614
   Software                                   313,000                 313,000
   Less: Accumulated amortization             294,419                 181,386
                                           -----------               ----------
   Net intangibles                             53,122                 152,228
   Deposits                                    19,850                   8,950
   Officers' receivable                        76,368                       0
                                           ------------               ---------
      Total Other Assets                      149,340                 161,178

           TOTAL ASSETS                     $ 573,040               $ 465,925
                                           ============              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $  626,720                $ 235,630

   Credit card payable                        17,588                        0
   Current maturity of long-term debt         35,411                    7,200
                                          -----------                ----------

      Total current liabilities              679,719                  242,830

LONG TERM LIABILITIES

   Long term debt                            284,024                   13,854
   Less: current portion                      35,411                    7,200
                                          -----------                ----------
     Total long term liabilities             248,613                    6,654
                                          -----------                ----------

       TOTAL LIABILITIES                     928,332                  249,484

STOCKHOLDERS' EQUITY
--------------------

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    34,337,597 and 12,830,183 issued
    and outstanding respectively              3,434                     1,283
   Additional paid-in capital             5,783,045                 4,272,351
   Allowance for long-term
     Stock compensation                    (205,199)                        0
   Retained earnings                     (5,936,572)               (4,057,193)
                                         -----------              ------------
       TOTAL STOCKHOLDERS' EQUITY          (355,292)                   216,441
                                         -----------              ------------

       TOTAL LIABILITIES AND EQUITY      $  573,040               $    465,925
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
                           ===============================================================================

                         ROANOKE TECHNOLOGY CORPORATION

                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

              For the Twelve Months ending October 31, 2001 and 2000


                                                        2001                  2000
                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $ (1,879,379)         $(1,065,244)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Gain on sale of investment                                 0             (108,000)
   Depreciation and amortization                        180,724              155,500
   Stock issued for services and compensation         1,062,646              900,000
  (Increase) decrease in accounts receivable             20,362              (54,960)
  (Increase) decrease in employee advance                (5,494)                   0
  (Increase) decrease in officers' receivable           (76,368)                   0
  (Increase) decrease  in deposits                      (24,827)              (7,450)

   Increase (decrease) in payables & accrued expenses   391,090              198,215

   Increase (decrease) in credit card payable            17,588                    0
   Increase (decrease) in deferred revenue                    0              (44,025)
                                                      ----------            -----------

      Total adjustments to net income                 1,565,721            1,039,280
                                                      ----------            -----------

   Net cash flows from operations                      (313,658)             (25,964)

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash received from sale of investment                      0               108,000
   Capital expenditures on equipment                   (240,471)             (110,251)
                                                      -----------           -----------
   Net cash flows from investing                       (240,471)               (2,251)
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock               225,000                     0
   Proceeds from long-term note payable                 290,000                     0

   Proceeds from short-term note payable                 20,000                     0

   Payments on notes                                    (21,830)               (8,695)
                                                      -----------           ----------

   Net cash flows from financing                        513,170               (8,695)
                                                      -----------           ----------

CASH RECONCILIATION

   Net increase (decrease) in cash                      (40,959)              (36,910)
   Cash at beginning of year                             40,994                77,904
                                                       ----------           ----------
CASH BALANCE AT OCTOBER 31, 2001 & 2000                $     35              $ 40,994
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