Form 10-Q
period 2002-01-31
ROANOKE TECHNOLOGY CORP
filed 2002-03-18
CIK 1076534

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2002

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

                                    Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 18, 2002, the Company had 36,938,112 shares of Common Stock outstanding, $0.0001 par value.

                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents

Part I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Item 1. Financial Statements

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #
     Balance Sheets                              1 - 2
     As of January 31 31, 2002 and
     October 31, 2001

     Statements of Operations                    3
     For the Three Months Ended
     January 31, 2002 and 2001

     Statement of Stockholders' Equity           5
     As of July 31, 2001

     Statements of Cash Flows                    6
     For the Three Months Ended
     January 31, 2002 and 2001

     Notes to the Financial Statements           7-13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                      II-1

Item 2. Changes in Securities                                  II-2

Item 3. Defaults Upon Senior Securities                        II-2

Item 4. Submission of Matters to a Vote of Security Holders    II-2

Item 5. Other Information                                      II-2

Signatures                                                     II-3


                                       (i)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended Jabuary 31, 2002 are not necessarily indicative of results that may be expected for the year ending October 31, 2002. The financial statements are presented on the accrual basis.

ITEM 15.   FINANCIAL STATEMENTS AND EXHIBITS.
           ----------------------------------


FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.



                 ROANOKE TECHNOLOGY CORPORATION

             Financial Statements Table of Contents
FINANCIAL STATEMENTS                                           Page #

     Balance Sheets                                              1 - 2
     As of January 31, 2002 and October 31, 2001

     Statements of Operations                                        3
     For the Three Months Ended
     January 31, 2002 and 2001

     Statement of Stockholders'Equity                            4 - 5
     As of January 31, 2002

     Statements of Cash Flow                                         6
     For the Three Months Ended
     January 31, 2002 and 2001

     Notes to the Financial Statements                          7 - 12

                             ROANOKE TECHNOLOGY CORPORATION
                                     AND SUBSIDIARY
                                     BALANCE SHEETS

                      As of January 31, 2002 and October 31, 2001

                                         ASSETS

                                              2002               2001
                                          ------------      ------------
CURRENT ASSETS
  Cash                                        $ (18,193)       $      35
 Employee advances                                4,089            5,494
  Accounts receivable                            99,510           64,598
  Less: allowance for doubtful accounts         (30,000)         (30,000)
                                              ---------        ---------
     Total Current Assets                        55,406           40,127

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements         517,220          517,220
   Less: accumulated depreciation              (148,438)        (133,647)
                                              ---------        ---------

      Total Property and Equipment              368,782          383,573

OTHER ASSETS

   Organization costs                             1,000            1,000
   Loan origination costs                        13,927           13,927
   Goodwill                                      19,614           19,614
   Software                                     313,000          313,000
   Less: Accumulated amortization              (322,678)        (294,419)
                                              ---------        ---------
   Net intangibles                               24,863           53,122
   Deposits                                      19,850           19,850
   Officers' receivable                          38,179           76,368
                                              ---------        ---------
      Total Other Assets                         82,892          149,340

           TOTAL ASSETS                       $ 507,080        $ 573,040
                                              =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses       $   338,280        $   294,427
   Payroll tax and penalty payable                 490,141            332,293
Credit card payable                                 17,569             17,588
Loan by employee                                    15,000                  0
Current maturity of long-term debt                  36,524             35,411
                                               -----------        -----------
      Total current liabilities                    897,514            679,719

LONG TERM LIABILITIES

   Long term debt                                  303,087            284,024
   Less: current portion                           (36,524)           (35,411)
                                               -----------        -----------
     Total long term liabilities                   266,563            248,613
                                               -----------        -----------
       TOTAL LIABILITIES                         1,164,077            928,332

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    34,337,597 issued
    and outstanding                                  3,434              3,434
   Additional paid-in capital                    5,783,045          5,783,045
   Allowance for long-term
     Stock compensation                           (100,823)          (205,199)
   Retained earnings                            (6,342,653)        (5,936,572)
                                               -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY                 (656,997)          (355,292)
                                               -----------        -----------
       TOTAL LIABILITIES AND EQUITY            $   507,080        $   573,040
                                               ===========        ===========

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY

                          STATEMENTS OF OPERATIONS

            For the Three Months Ended January 31, 2002 and 2001

                                              2002                       2001
                                          ------------               ------------
REVENUE
  Sales                                      $    391,464           $    392,556
  Cost of sales                                  (248,131)              (164,246)
                                             ------------           ------------
GROSS PROFIT                                      143,333                228,310

GENERAL & ADMINISTRATIVE EXPENSES                (476,471)              (323,885)
RESEARCH & DEVELOPMENT                            (65,024)               (62,863)
                                             ------------           ------------
INCOME (LOSS) FROM OPERATION                     (398,162)              (158,438)

OTHER INCOME AND (EXPENSE)

   Interest - net                                  (7,919)                (7,760)
                                             ------------           ------------
   Total Other                                     (7,919)                (7,760)
                                             ------------           ------------

NET INCOME (LOSS)                            $   (406,081)          $   (166,198)
                                             ============           ============

NET EARNINGS PER SHARE

   Basic and Diluted

      Net loss per share                             (.01)                  (.09)


Basic and Diluted Weighted Average

Number of Common Shares Outstanding            34,337,597              1,951,931*

*as revised for a 7 for 1 reverse stock split

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY

                               As of January 31, 2002

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)
                           ---------------------------------------------------------------------------
Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           1,000,000       100       49,900                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)
                           ---------------------------------------------------------------------------
Balance at October 31, 2001    34,337,597    $3,434   $5,783,045  $ (205,199) $ (5,936,572)$ (355,292)
                           ---------------------------------------------------------------------------
Allowance for prepaid
stock compensation                                                   104,376

Net Loss                                                                          (406,081)
                           ---------------------------------------------------------------------------

Balance at January 31, 2002    34,337,597    $3,434   $5,783,045  $ (100,823)  $(6,342,653)$ (656,997)

                           ===========================================================================

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY

                          STATEMENTS OF CASH FLOWS

              For the Three Months ending January 31, 2002 and 2001

                                                         2002                   2001
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $(406,081)          $(166,198)

   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                  43,049              51,076
   Stock compensation amortization                               104,376                   0
  (Increase) decrease in accounts receivable                     (34,912)             33,940
  (Increase) decrease in employee advance                          1,405             (20,923)
  (Increase) decrease in officers' receivable                     38,189             (34,912)
  (Increase) decrease  in deposits                                     0             (24,927)
   Increase (decrease) in payables & accrued expenses            201,702              63,489
   Increase (decrease) in credit card payable                        (19)                  0
   Increase (decrease) in officer loan                            15,000                   0
   Increase (decrease) in accrued interest                        19,063                   0
                                                               ---------           ---------
      Total adjustments to net income                            387,853              67,743
                                                               ---------           ---------

   Net cash flows from operations                                (18,228)            (98,455)

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                                   0            (228,127)
                                                               ---------           ---------
   Net cash flows from investing                                       0            (228,127)
                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                          0             290,000
   Proceeds from issuance of common stock                              0              50,000
   Payments on notes                                                   0              (1,208)
                                                               ---------           ---------

   Net cash flows from financing                                       0             338,792
                                                               ---------           ---------
CASH RECONCILIATION

   Net increase (decrease) in cash                               (18,228)             12,210
   Cash at beginning of year                                          35              40,994
                                                               ---------           ---------
CASH BALANCE AT JANUARY 31, 2002 AND 2001                      $ (18,193)          $  53,204
                                                               =========           =========

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

Concentrations of Risk - Financial instruments
----------------------
which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

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

Aggregate maturities of long - term debt over the next five years are as follows:

For the quarter ended January 31, 2002                For the year ended October 31, 2001
--------------------------------------                -----------------------------------
YEAR                    AMOUNT                            YEAR               AMOUNT
----                    ------                            ----               ------
2003                    36,524                            2002                35,411
2004                    39,278                            2003                35,746
2005                    43,993                            2004                38,180
2006                    49,275                            2005                42,764
2007                    55,229                            2006                47,898

8. Operating Lease Agreements:
   ---------------------------

The Company rents office space with monthly payments of $6,000. The lease term for this space is seven years beginning on October 1, 2000. This lease includes an option to purchase whereby $1,000 of each month's rent may be applied to the purchase price.

The Company also rents a house for the convenience of Company employees that are relocating to the area and out of town business guests. The house also serves as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house has monthly payments of $1,200. The lease term is on a month to month basis.

The Company also leases its phone systems, internet lines and various equipment. The lease terms are month to month leases.

For this reason, The company considers all of these types of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.

9. Stockholders' Equity:
   ---------------------

Preferred Stock
---------------

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of January 31, 2002, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview

Gross revenues refer to fees earned in the design, development, production, and marketing of technology to provide enhanced Internet marketing capabilities. We earn revenue when we provide Internet services that improve an Internet site's ranking when searched on the leading Internet search engines. Generally, the payment terms require payment to us at, or prior to, the time that the services are performed. Historically, we have not experienced substantial problems with unpaid accounts or had to refund significant monies. Our premium service and renewals of the same account for 97.5% of our business.

We have technological expertise in preparing and submitting web site pages with "key search words" to the targeted search engines. The web site page is configured so that when these key search words are entered into a search engine, the search will most likely hit on this web page.

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, our revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, we were building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999, 2000 and 2001, we had gross revenue of $1,144,122, $1,999,103 and
$1,551,609, respectively .

THE THREE  MONTHS ENDED JANUARY 31, 2002 COMPARED TO THE THREE
MONTHS ENDED JANUARY 31, 2001

Revenues for the quarter of fiscal years 2002 and 2001 were $391,464 and $392,556, respectively. Management attributes this decline primarily to be immatarial. We have engaged consultants to assist with our growth.

Cost of sales was $248,131 or 63% of revenues as compared to $164,246 or 42% of revenues in the prior year. The increase as a percentage of sales is attributable primarily to increased sales personnel. We expect an increase in productivity resulting from the redesign of our lead generating program and revenues generated from our web hosting service.

Depreciation and amortization expenses decreased to $43,049 or 11% of revenues from $51,076 or 13% of revenues because of certain assets that have been completely depreciated or amortized.

Legal and accounting expenses decreased to $4,519 or 1% of revenues from $53,804 or 14% of revenues mainly due to a decrease in pending litigation and a decrease in the number of filings made with the Securities and Exchange Commission.

Office salaries decreased from $80,477 or 21% of revenues to $24,837 or 6% of revenues. This was the result of a movement of personnel to sales oriented positions and the elimination of some job classifications.

Telephone expenses increased to $41,645 or 11% of revenues are compared in amount to $26,580 or 7% of revenues in the prior year. We believe recent renegotiations with phone and internet services will decrease these costs as a percentage of revenues in the future.

Payroll tax penalties and interest have been recorded at $20,547 or 5% of revenues as compared to $0 in the prior year. This increase is due to the late payment of payroll taxes due to a weak cash flow from the economic recession. We are current with filing our payroll tax reports and are taking steps to negotiate these amounts with the Internal Revenue Service.

Insurance costs increased from $8,379 or 2% of revenues to $25,566 or 7% of revenues. The increase was due to the larger building that we now occupy.

Officer compensation increased to $153,650 or 39% of revenues from $40,028 or 10% of revenues. The increase was due to a one time charge off of officer loans as compensation.

Research and development costs increased to $65,024 or 17% of revenues from $62,863 or 16% of revenues. We have hired additional programmers on a full time basis in order to meet our objectives.

The loss from operations increased from a loss of $166,198 or 42% of revenues to a loss of $406,081 or 104% of revenues. Management believes there has been a temporary flat period for gross revenues while increasing costs to enhance our sales capabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($18,228) for the three months ended January 31, 2002 as compared with cash outflows of ($98,455) in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($228,127) in the prior year's quarter. The purchases in the prior year's quarter was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in our newly leased office space.
Financing activities were $0 as compared to $338,792 in the prior year's quarter. We received $290,000 from loan proceeds and $50,000 from the issuance of stock in the prior year's quarter.

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

                              ROANOKE TECHNOLOGY CORP.
                              (Registrant)

Date:
March 18, 2002            /s/ David L. Smith
                              -------------------------
                              David L. Smith, Jr.
                              President and Director

March 18, 2002           /s/  Edwin Foster
                              -------------------------
                              Edwin Foster
                              Chief Financial Officer,
                              Secretary and Director