Form 10-Q
period 2002-04-30
ROANOKE TECHNOLOGY CORP
filed 2002-06-21
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

ROANOKE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Florida	22-3558993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

539 Becker Drive,
Roanoke Rapids, North Carolina 27870
(Address of principal executive offices) (Zip Code)

(252)   537-9222
(Registrant''s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 20, 2002, the Company had 38,338,112 shares of Common Stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	1-2
As of April 30, 2002 and October 31, 2001
Statements of Opertions	3
For the Six Months Ended April 30, 2002 and 2001
Statements of Opertions	4
For the Three Months Ended April 30, 2002 and 2001
Statements of Stockholders' Equity	5-6
As of April 30, 2002
Statement of Cash Flows	7
For the Three Months Ended April 30, 2002 and 2001
Notes to Financial Statements	8-13
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six and three months ended April 30, 2002 are not necessarily indicative of results that may be expected for the year ending October 31, 2002. The financial statements are presented on the accrual basis.

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS

                    As of April 30, 2002 and October 31, 2001

                                     ASSETS

                                                           2002                    2001
                                                      ------------             ------------
CURRENT ASSETS

  Cash                                                 $     4,296                $        35
  Employee advances                                          7,513                      5,494
  Accounts receivable                                      134,159                     64,598
  Less: allowance for doubtful accounts                     (7,000)                   (30,000)
                                                       -----------                -----------
     Total Current Assets                                  138,968                     40,127

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements                    517,220                    517,220
   Less: accumulated depreciation                         (163,229)                  (133,647)
                                                       -----------                -----------

      Total Property and Equipment                         353,991                    383,573

OTHER ASSETS

   Organization costs                                        1,000                      1,000
   Loan origination costs                                   13,927                     13,927
   Goodwill                                                 19,614                     19,614
   Software                                                313,000                    313,000
   Less: Accumulated amortization                         (347,541)                  (294,419)
                                                       -----------                -----------
   Net intangibles                                               0                     53,122
   Deposits                                                 19,850                     19,850
   Officers' receivable                                     36,526                     76,368
                                                       -----------                -----------
      Total Other Assets                                    56,376                    149,340

           TOTAL ASSETS                                $   549,335                $   573,040
                                                       ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses                  $   295,068                $   294,427
Payroll tax and penalty payable                            642,893                    332,293
Credit card payable                                         18,398                     17,588
Loan by employee                                            15,000                          0
Current maturity of long-term debt                          74,799                     35,411
                                                       -----------                -----------
      Total current liabilities                          1,046,158                    679,719

LONG TERM LIABILITIES

   Long term debt                                          301,011                    284,024
   Less: current portion                                   (74,799)                   (35,411)
                                                       -----------                -----------
     Total long term liabilities                           226,212                    248,613
                                                       -----------                -----------
       TOTAL LIABILITIES                                 1,275,370                    928,332

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    50,000,000 shares authorized;
    36,037,597 and 34,337,597 issued
    and outstanding, respectively                            3,604                      3,434
   Additional paid-in capital                            5,934,825                  5,783,045
   Allowance for long-term
     Stock compensation                                          0                   (205,199)
   Retained earnings                                    (6,661,464)                (5,936,572)
                                                       -----------                -----------
       TOTAL STOCKHOLDERS' EQUITY                         (723,035)                  (355,292)
                                                       -----------                -----------

       TOTAL LIABILITIES AND EQUITY                    $   549,335                $   573,040
                                                       ===========                ===========

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS

                For the Six Months Ended April 30, 2002 and 2001

                                                       2002                       2001
                                                  ------------                ------------
REVENUE

  Sales                                           $    855,003                $    980,867
  Cost of sales                                       (540,719)                   (364,006)
                                                  ------------                ------------
GROSS PROFIT                                           314,284                     616,861

GENERAL & ADMINISTRATIVE EXPENSES                     (962,202)                 (1,536,053)
RESEARCH & DEVELOPMENT                                 (66,673)                   (125,727)
                                                  ------------                ------------
INCOME (LOSS) FROM OPERATION                          (714,591)                 (1,044,919)

OTHER INCOME AND (EXPENSE)

   Interest - net                                      (10,301)                    (20,062)
                                                  ------------                ------------
   Total Other                                         (10,301)                    (20,062)
                                                  ------------                ------------

NET INCOME (LOSS)                                 $   (724,892)               $ (1,064,981)
                                                  ============                ============

NET EARNINGS PER SHARE

   Basic and Diluted

      Net loss per share                                  (.02)                       (.27)

Basic and Diluted Weighted Average

Number of Common Shares Outstanding                 35,387,597                   4,623,359*

         *as revised for a 7 for 1 reverse stock split

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY

                          STATEMENTS OF OPERATIONS

            For the Three Months Ended April 30, 2002 and 2001

                                                     2002                       2001
                                                ------------               ------------
REVENUE

  Sales                                         $   463,538                $   588,312
  Cost of sales                                    (292,587)                  (199,760)
                                                -----------                -----------
GROSS PROFIT                                        170,951                    388,552

GENERAL & ADMINISTRATIVE EXPENSES                  (485,731)                (1,212,168)
RESEARCH & DEVELOPMENT                               (1,649)                   (62,863)
                                                -----------                -----------
INCOME (LOSS) FROM OPERATION                       (316,429)                  (886,476)

OTHER INCOME AND (EXPENSE)

   Interest - net                                    (2,383)                   (12,303)
                                                -----------                -----------
   Total Other                                       (2,383)                   (12,303)
                                                -----------                -----------

NET INCOME (LOSS)                               $  (318,812)               $  (898,782)
                                                ===========                ===========

                         ROANOKE TECHNOLOGY CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                              As of April 30, 2002

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)
                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           1,000,000       100       49,900                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)
                           ---------------------------------------------------------------------------
Balance at October 31, 2001    34,337,597    $3,434   $5,783,045  $ (205,199) $ (5,936,572)$ (355,292)
                           ---------------------------------------------------------------------------

Stock issued for services       1,700,000       170      151,780                              151,950

Allowance for prepaid

stock compensation                                                  205,199                   205,199

Net Loss                                                                        (724,892)    (724,892)
                           ---------------------------------------------------------------------------
Balance at April 30, 2002      36,037,597    $3,604   $5,934,825  $      (0) $(6,661,464) $  (723,035)
                           ===========================================================================

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

               For the Three Months ending April 30, 2002 and 2001

                                                         2002                   2001
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $  (724,892)           $(1,064,981)

   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

   Depreciation and amortization                          39,655                 94,625
   Compensation in the form of stock                     357,149                850,811
  (Increase) decrease in accounts receivable             (92,561)                33,503
  (Increase) decrease in employee advance                  2,019                 (3,124)
  (Increase) decrease in officers' receivable             39,842                (46,349)
  (Increase) decrease  in deposits                             0                (24,727)
   Increase (decrease) in payables & accrued expenses    342,540                 42,298
   Increase (decrease) in employee loan                   15,000                      0
   Increase (decrease) in accrued interest                16,987                      0
                                                     ------------           ------------
      Total adjustments to net income                    720,631                947,037
                                                     ------------           ------------

   Net cash flows from operations                          4,261               (117,944)

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                           0               (229,226)
                                                     ------------           ------------
   Net cash flows from investing                               0               (229,226)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                  0                290,000
   Proceeds from issuance of common stock                      0                 50,000
   Payments on notes                                           0                (15,689)
                                                     ------------           ------------
   Net cash flows from financing                               0                324,311
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                         4,261                 22,859
   Cash at beginning of year                                  35                 40,994
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                $   4,296               $ 18,135
                                                     ============           ============

ROANOKE TECHNOLOGY CORPORATION
AND SUBSIDIARY
NOTES TO THE FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry -  Roanoke Technology Corporation (The Company) was incorporated December 11, 1997 as Suffield Technologies Corp., its original name, under the laws of the State of Florida. The Company is headquartered in Roanoke Rapids, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of technology to provide enhanced internet marketing capabilities.

Revenue Recognition and Service Warranty -  Revenues resulting from technology consulting services are recognized as such services are performed and paid. A deferred revenue account had been established in the financial statements during 1999 to account for revenue and costs of revenue to be recognized in the income statement at the end of the service agreement period. During February of 2000 the service agreement was changed thus not requiring a deferred revenue account. Services are most often paid for in advance of the service being performed. The services performed are completed by software programs leaving the time when a service is paid for and the time the service is performed immaterial. The Company has no extended maintenance contracts and warrants its consulting services to meet the consulting service contract guarantee. No provision for estimated future costs relating warranties have been made as these costs have been historically immaterial.

Cash and Cash Equivalents -  The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting -  The Company's financial statements are prepared in accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as a cost of sales through an ongoing research and development program.

Property and Equipment  -  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery and equipment 2 to 10 years Furniture and fixtures 5 to 10 years

Leasehold improvements are amortized on the straight-line basis over the lesser of the life of the asset or the term of the lease. Maintenance and repairs, as incurred, are charged to expenses; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

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

Intangibles - Goodwill represents the excess of purchase price over the fair value of business acquired and is amortized on a straight-line basis over 3 years.

Other acquired intangibles principally include core technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years, existing organization costs are being amortized by the straight-line method over 5 years.

Research and Development - Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new services, prior to the attainment of the related products’ technological feasibility, are recorded as expenses in the period incurred.

Income Taxes - The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Concentrations of Risk -  - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented 10 % or more of The Company's total sales as of the current reporting period.

The Company has a concentration of revenue dependancy on a limited number of services.

Stock-Based Compensation -  - In accordance with the recommendations in SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), The Company’s management has considered adopting this optional standard for disclosure purposes, along with Accounting Principles Board opinion no. 25. The Company may consider using full implementation of SFAS No. 123 at a future date. The Company accounted for stock bonus’ during the years ending October 31, 2000 and 1999 of 1,500,00 shares and 850,000 shares of restricted stock, respectively, given to the President of The Company as compensation. The bonus was accounted for in the periods in order to match the compensation expense with the time in which it was earned. In accordance with the tax accounting, the compensation will not be deductible until the President sells those shares. The shares are restricted from sale for a period of two years from the date of issuance and are accounted for at their fair value.

2.   Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets. Management believes The Company will continue as a going concern in its current market and is actively marketing its services which would enable The Company to meet its obligations and provide additional funds for continued new service development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable historically have been immaterial as The Company’s policy is to have the software that it sells paid for in advance. As of the balance sheet date there were no deposits paid in advance.

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

Aggregate maturities of long - term debt over the next five years are as follows:

For the quarter ended April 30, 2002                For the year ended October 31, 2001

YEAR                    AMOUNT                            YEAR               AMOUNT
2003                    74,799                            2002                35,411
2004                    36,652                            2003                35,746
2005                    40,407                            2004                38,180
2006                    45,258                            2005                42,764
2007                    50,692                            2006                47,898

8.    Operating Lease Agreements:

The Company rents office space with monthly payments of $6,000. The lease term for this space is seven years beginning on October 1, 2000. This lease includes an option to purchase whereby $1,000 of each month’s rent may be applied to the purchase price.

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

9.    Stockholders' Equity:

Preferred Stock

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of April 30, 2002, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

Common Stock

On April 4, 2002 the Company entered into a consulting agreement with Nicole Leigh Van Coller for financial consulting services. As compensation, the Company issued 1,000,000 shares of common stock for a value of $120,000.

On February 15, 2002 the Company entered into a consulting agreement with Byron Rambo for representation on the Company’s payroll tax liabilities with the Internal Revenue Service. As compensation, the Company issued 700,000 shares of common stock for a value of $31,950.

On August 14, 2001, the Company received proceeds of a loan from the Company’s President in the amount of $20,000 with a provision of conversion of the loan to 20,000,000 shares of restricted common stock after a 15 day period if not repayed. The loan was converted by the Company as called for in the agreement for a value of $20,000.

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

During the period ending October 1998, the Board of Directors issued 1,525,000 shares of restricted common stock to The Company’s officers, and legal counsel in exchange for services, and issued 500,000 shares of restricted common stock in the acquisition of Top-10 Promotions, Inc.

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

10.    Acquisitions:

On March 30, 1999 The Company acquired assets of Offshore Software Development Ltd. (“Offshore”) in an exchange of assets for 999,111 shares of The Company issued to the shareholders of that company. The Company’s management has valued the transaction at $630,000.

The assets included were comprised of four computers valued at $8,000 and two software programs valued at $622,000. The value of these assets was determined on the basis of management’s estimation.

An unusual impairment loss of $257,075 was recorded in October of 1999 to reflect an impairment of the intangible assets resulting from the acquired “Offshore” assets on March 30, 1999. The impairment resulted from the Company’s revised forecast of the cash inflows expected from intangible assets. Amortization expenses will drop by $8,583 per month.

Effective May 29, 1998, The Company acquired all the outstanding common stock of Top-10 Promotions, Inc., consisting of 100 shares. These shares were redeemed and canceled. The 100 shares of Top-10 Promotions, Inc. were acquired in exchange for 500,000 “restricted” shares of The Company’s common stock issued to David Smith, the sole shareholder of Top-10 Promotions, Inc. This transaction has been accounted for using the purchase method of accounting. The value of the shares exchanged by both parties was determined to be $19,500, including a value of $(114) attributed to the fair value of assets and liabilities, and $19,614 of goodwill attributed to the method of doing business and the internally developed software.

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

On November 1, 1998 The Company's management approved the issuance of 750,000 shares of restricted common shares of The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued at a market value of $1,181,250. An additional 1,500,000 shares of restricted stock were issued in accordance with the revised employment agreement during the year ended October 31, 2000 for a value of $900,000.

12.   Payroll Taxes Payable and Deferred Tax Assets and Liabilities:

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

13.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest in the amount of $10,301 during the quarters ended April 30, 2002. The Company had no income tax payments due and did not pay any income tax amounts during the period.

14.    Litigation, claims and assessments:

The following is management’s disclosure regarding litigation, claims and assessments:

Oyster Software, Inc. (Plaintiff) v. Roanoke Technology Corp. (Defendant and Cross-Defendant), Forms Processing, Inc. (Defendant) and Barry Matz (Defendant); United States District Court, Northern District of California, Case No. C000724 filed on March 1, 2000. Plaintiff, Oyster Software, Inc. claims trademark and copyright infringement, misappropriation and unfair competition based on the placement of its trademarks and copyrighted material into HTML web pages utilized by defendant Forms Processing, Inc. (FPI). FPI claims that it had no knowledge of this fact and that the web pages were created for it by Roanoke Technology Corp. as part of the purchase of the product known as "Premium Service." Roanoke denies placing the allegedly infringing material into FPI's web pages. Plaintiff's complaint seeks declaratory relief, an injunction, an accounting, damages in excess of $1,600,000 and an award of attorneys fees and costs. Through its cross-complaint, FPI seeks declaratory relief and indemnity.

FPI seeks declaratory relief and indemnity. With this case progressing toward the trial date, the Company could not maintain adequate legal defense due to financial conditions. Our legal counsel requested the court to be released and the court granted that petition. The Company is unable to provide legal representation due strictly to lack of funding. The Company was facing a court deadline to obtain legal counsel or strike its responsive pleadings, third party cross-complaint and enter default. The company requested the court to be allowed to participate in the ordered mediation conducted in December, 2001. The court allowed our CEO to attend the mediation without counsel. During the course of the mediation the Company was able to enter into an agreement with plaintiff to settle the third party claim. The specifics are before the court as of this writing.

15.   Condensed consolidating financial statements:

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Gross revenues refer to fees earned in the design, development, production, and marketing of technology to provide enhanced Internet marketing capabilities. We earn revenue when we provide Internet services that improve an Internet site’s ranking when searched on the leading Internet search engines. Generally, the payment terms require payment to us at, or prior to, the time that the services are performed. Historically, we have has not experienced substantial problems with unpaid accounts or had to refund significant monies. Our premium Service and renewals of the same account for 97.5% of our business.

We have technological expertise in the preparing and submitting web site pages with “key search words” to the targeted search engines. The web site page is configured so that when these key search words are entered into a search engine, the search will most likely hit on this web page.

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, our revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, we were building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999, 2000and 2001, we had gross revenue of $1,144,122, $1,999,103 and $1,551,609, respectively .

THE THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREEMONTHS
ENDED APRIL 30, 2001

Revenues for the quarter of fiscal years 2002 and 2001 were $463,538 and $588,312, respectively. Management attributes this decline primarily to be immatarial. We have engaged consultants to assist with our growth.

Cost of sales was $292,587 or 63% of revenues as compared to $199,760 or 34% of revenues in the prior year. The increase as a percentage of sales is attributable primarily to increased sales personnel. We expect an increase in productivity resulting from the redesign of our lead generating program and revenues generated from our Web Hosting service.

General and administrative costs decreased from $1,212,168 or 208% of revenues in the prior year quarter to $485,731 or 105% of revenues. The prior year quarter costs were higher mainly due to compensation in the form of a stock bonus. During the current quarter, the most significant cost was the cost of consultants which were paid with the issuance of common stock

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $4,261 for the six months ended April 30, 2002 as compared with cash flows of ($117,944) in the prior year. Cash Flows from Investing Activities were $0 as compared with ($229,226) in the prior year. The purchase in the prior year was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in our newly leased office space. Financing activities were $0 as compared to $324,311 in the prior year. We received $290,000 from loan proceedes and $50,000 from the issuance of stock in the prior year’s quarter.

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

We recently completed beta testing on our newest product, RTC Homes, which is a template- driven web site targeted to the real estate business. Effort is also being put into consolidating all of our RTC Hosting web applications into configurable modules that can be selected for individual customer needs.

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

Item 1 -  Legal Proceedings

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

FPI seeks declaratory relief and indemnity. With this case progressing toward the trial date, the COmpany could not maintain adequate legal defense due to financial conditions. OUr legal counsel requested the court to be released and the court granted that petition. The Company is unable to provide legal representation due strictly to lack of funding. The COmpany was facing a court deadline to obtain legal counsel or strike our responsive pleadings, third party cross-complaint and enter default. The Company requested the court to be allowed to participate in the ordered mediation conducted in December, 2001. The court allowed our CEO to attend the mediation without counsel. During the course of the mediation the Company was able to enter into an agreement with olaintiff to settle the third party claim. The specifics are before the court as of this writing.

Item 2 -  Changes in Securities

         None.

Item 3 -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5 -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

   a. Exhibits

                None.

   b. Reports on Form 8-K

        None.

        No reports on Form 8-K were filed for this quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH CEO and Director

Dated: June 21, 2002

By:	/s/ Jack Webb JACK WEBB President and Chief Operating Officer

Dated: June 21, 2002

By:	/s/ Edwin Foster EDWIN FOSTER Chief Financial Officer, Secretary and Director

Dated: June 21, 2002