Form 10-Q
period 2002-07-31
ROANOKE TECHNOLOGY CORP
filed 2002-09-19
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 19,2002, we had 46,582,874 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2002 are not necessarily indicative of results that may be expected for the year ending October 31, 2002. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

ROANOKE TECHNOLOGY CORPORATION
Financial Statements Table of Contents

Page #
Balance Sheets As of July 31, 2002 and October 31, 2001	1 - 2

Statements of Operations For the Nine Months Ended July 31, 2002 and 2001	3

Statements of Operations For the Three Months Ended July 31, 2002 and 2001	4

Statement of Stockholders'Equity As of July 31, 2002	5 - 6

Statements of Cash Flow For the Nine Months Ended July 31, 2002 and 2001	7

Notes to the Financial Statements	8 - 13

                             ROANOKE TECHNOLOGY CORPORATION
                                     AND SUBSIDIARY
                                     BALANCE SHEETS
                        As of July 31, 2002 and October 31, 2001

                                         ASSETS

                                                           2002                       2001
                                                      ------------               ------------
CURRENT ASSETS
  Cash                                                 $    16,436                $        35
  Employee advances                                         13,159                      5,494
  Accounts receivable                                      152,705                     64,598
  Less: allowance for doubtful accounts                     (7,000)                   (30,000)
                                                       -----------                -----------
     Total Current Assets                                  175,300                     40,127

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements                    533,533                    517,220
   Less: accumulated depreciation                         (179,836)                  (133,647)
                                                       -----------                -----------

      Total Property and Equipment                         353,697                    383,573

OTHER ASSETS

   Organization costs                                        1,000                      1,000
   Loan origination costs                                   13,927                     13,927
   Goodwill                                                 19,614                     19,614
   Software                                                313,000                    313,000
   Less: Accumulated amortization                         (347,541)                  (294,419)
                                                       -----------                -----------
   Net intangibles                                               0                     53,122
   Deposits                                                 19,850                     19,850
   Officers' receivable                                     36,434                     76,368
                                                       -----------                -----------
      Total Other Assets                                    56,284                    149,340

           TOTAL ASSETS                                $   585,281                $   573,040
                                                       ===========                ===========

                                         1

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses               $   254,821                $   294,427
   Payroll tax and penalty payable                         708,178                    332,293
   Credit card payable                                       9,784                     17,588
   Current maturity of long-term debt                       35,557                     35,411
                                                       -----------                -----------
      Total current liabilities                          1,008,340                    679,719

LONG TERM LIABILITIES

   Long term debt                                          309,360                    284,024
   Debenture bond                                          184,240                          0
   Less: current portion                                   (35,557)                   (35,411)
                                                       -----------                -----------
     Total long term liabilities                           458,043                    248,613
                                                       -----------                -----------
       TOTAL LIABILITIES                                 1,466,383                    928,332

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    39,737,597 and 34,337,597 issued
    and outstanding, respectively                            3,974                      3,434
   Additional paid-in capital                            6,226,405                  5,783,045
   Allowance for long-term
     Stock compensation                                          0                   (205,199)
   Retained earnings                                    (7,111,481)                (5,936,572)
                                                       -----------                -----------
       TOTAL STOCKHOLDERS' EQUITY                         (881,102)                  (355,292)
                                                       -----------                -----------

       TOTAL LIABILITIES AND EQUITY                    $   585,281                $   573,040
                                                       ===========                ===========

                                        2

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Nine Months Ended July 31, 2002 and 2001

                                              2002                       2001
                                          ------------               ------------
REVENUE
  Sales                                    $ 1,270,989                $ 1,357,673
  Cost of sales                              (758,001)                  (549,088)
                                          ------------               ------------
GROSS PROFIT                                  512,988                    808,585

GENERAL & ADMINISTRATIVE EXPENSES          (1,510,833)                (1,933,673)
RESEARCH & DEVELOPMENT                       (154,173)                  (187,027)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION               (1,152,018)                (1,312,115)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (22,891)                   (22,980)
                                          ------------               ------------
   Total Other                                (22,981)                   (22,980)
                                          ------------               ------------

NET INCOME (LOSS)                         $(1,174,909)               $(1,335,095)
                                          ============               ============

NET EARNINGS PER SHARE
   Basic and Diluted
      Net loss per share                         (.03)                      (.24)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding        36,312,597                  5,476,359*

         *as revised for a 7 for 1 reverse stock split

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Three Months Ended July 31, 2002 and 2001

                                              2002                       2001
                                          ------------               ------------
REVENUE
  Sales                                    $   415,987                $   376,805
  Cost of sales                              (217,282)                  (185,082)
                                          ------------               ------------
GROSS PROFIT                                  198,705                    191,723

GENERAL &ADMINISTRATIVE EXPENSES            (548,630)                  (397,620)
RESEARCH & DEVELOPMENT                        (87,500)                   (61,300)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION                 (437,425)                  (267,197)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (12,591)                    (2,916)
                                          ------------               ------------
   Total Other                                (12,591)                    (2,916)
                                          ------------               ------------

NET INCOME (LOSS)                         $  (450,016)               $  (270,113)
                                          ============               ============

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of July 31, 2002

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)

                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           1,000,000       100       49,900                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)

                           ---------------------------------------------------------------------------

Balance at October 31, 2001    34,337,597    $3,434   $5,783,045  $ (205,199) $ (5,936,572)$ (355,292)

                           ---------------------------------------------------------------------------

Stock issued for services       3,400,000       340      303,560                              303,900

Stock issued for
   Litigation settlement        2,000,000       200      139,800                              140,000

Allowance for prepaid
stock compensation                                                  205,199                   205,199

Net Loss                                                                       (1,174,909) (1,174,910)
                           ---------------------------------------------------------------------------

Balance at July 31, 2002      39,737,597    $3,974    $6,226,405  $     (0)   $(7,111,481) $ (881,102)

                           ===========================================================================

                     ROANOKE TECHNOLOGY CORPORATION
                            AND SUBSIDIARY
                       STATEMENTS OF CASH FLOWS
              For the Nine Months ending July 31, 2002 and 2001

                                                         2002                   2001
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $(1,174,909)           $(1,335,095)

   Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:

   Depreciation and amortization                          99,312                137,674
   Compensation in the form of stock                     632,855                917,685
  (Increase) decrease in accounts receivable            (111,107)                31,271
  (Increase) decrease in employee advance                 (7,665)                (4,266)
  (Increase) decrease in officers' receivable             39,934                (61,558)
  (Increase) decrease  in deposits                             0                (24,827)
   Increase (decrease) in payables & accrued expenses    328,475                219,585
   Increase (decrease) in accrued interest                25,336                      0
                                                     ------------           ------------
      Total adjustments to net income                  1,007,140              1,215,564
                                                     ------------           ------------

   Net cash flows from operations                       (167,769)               (119,531)

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                     (16,313)              (240,471)
                                                     ------------           ------------
   Net cash flows from investing                         (16,313)              (240,471)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                  0                290,000
   Proceeds from debenture bond                          184,240                      0
   Proceeds from issuance of common stock                      0                 60,000
   Payments on notes                                           0                (20,070)
                                                     ------------           ------------
   Net cash flows from financing                         184,240                329,930
                                                     ------------           ------------

CASH RECONCILIATION

   Net increase (decrease) in cash                        16,471                (30,072)
   Cash at beginning of year                                  35                 40,994
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                 $ 16,436               $ 10,922
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

Concentrations of Risk - Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions.

No customer represented 10 % or more of The Company’s total sales as of the current reporting period.

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

7.     Long-term debt:

Long - term debt consists of:

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved 80,000 common shares with attached warrants for the purchase of 3,600,00 shares. The total offering is in the amount of $600,000 of which $184,240 has been issued.

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

Leasehold improvements	$120,000
Fixtures	109,000
Equipment	47,000
Working capital	14,000
Total	$290,000

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

Aggregate maturities of long – term debt over the next five years are as follows:

For the quarter ended July 31, 2002		For the year ended October 31, 2001

YEAR	AMOUNT	YEAR	AMOUNT
2003	35,557	2002	35,411
2004	36,652	2003	35,746
2005	40,407	2004	38,180
2006	45,258	2005	42,764
2007	50,692	2006	47,898

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

Common Stock

On February 15, 2002 the Company entered into a consulting agreement for services regarding tax representation, the Company issued 70,000 shares of common stock for a value of $31,950.

On February 22, 2002 the Company entered into a settlement agreement regarding litigation. The Company agreed to issue 2,000,000 shares of common stock for a value of $140,000 and a payment in cash of $20,000. The shares will be issued in amounts of 500,000 each six months until expired. The Company also issued stock options for the purchase of 2,000,000 shares of common stock in the amount of $.04 per share with an expiration date of 20 years from the date of the agreement.

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

During the period ending October 1998, the Board of Directors issued 1,525,000 shares of restricted common stock to The Company’s officer’s, and legal counsel in exchange for services, and issued 500,000 shares of restricted common stock in the acquisition of Top-10 Promotions, Inc.

In addition to the restricted shares issued, The Company sold common stock through two separate private offerings during the period. In the initial offering 800,000 shares were sold each at a price of $0.025. In the second offering 1,000,000 shares were sold each at a price of $0.05.

On October 15, 1998, the majority shareholders of The Company undertook a Regulation – D, Rule 504, offering whereby it sold 2,000,000 shares of common stock, $.0001 par value per share or an aggregate of $200,000. In addition, each investor in the offering received an option to purchase, for a twelve month period commencing on the date of this offering, an additional one share of The Company at $1.00 per share for each eight (8) shares purchased in the original offering (or $250,000). In addition, each investor received an option to purchase for an eighteen month period commencing on the date of this offering an additional one (1) share of The Company for each 8.88 shares previously purchased at $2.00 per share or an aggregate of 225,000 shares (or $450,000).

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

The assets included were comprised of four computers valued at $8,000 and two software programs valued at $622,000. The value of these assets was determined on the basis of the management’s estimation.

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

On November 1, 1998 The Company’s management approved the issuance of 750,000 shares of restricted common shares of The Company to the former owner of Top-10 Promotions for attaining gross revenues in excess $200,000.00 or more in sales for the first three month period of 1999. The shares have been issued at a market value of $1,181,250. An additional 1,500,000 shares of restricted were issued in accordance with the revised employment agreement during the year ended October 31, 2000 for a value of $900,000.

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

14.      Litigation, claims and assessments:

There are various lawsuits and claims pending against The Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse affect on The Company’s results of operations, financial position or liquidity. The following is management’s disclosure regarding litigation, claims and assessments:

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

THE THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001

Revenues for the quarter of fiscal years 2002 and 2001 were $415,987 and $376,805, respectively. This represents a 10.4% increase. Management expects to see sales continue to improve throughout the remainder of the fiscal year.

Cost of sales was $217,282 or 47.8% of revenues as compared to $185,082or 50.9% of revenues in the prior year. The decrease as a percentage of sales is attributable primarily to increased productivity within the sales force.

General and administrative costs increased from $397,620 or 105%% of revenues in the prior year quarter to $548,630 or 131.89% of revenues. The current year quarter costs were higher mainly due to compensation in the form of a stock settlement for an outstanding lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $16,471for the nine months ended April 30, 2002 as compared with cash flows of ($30,072) in the prior year. Cash Flows from Investing Activities were ($16,313) as compared with ($240.471) in the prior year. The purchase in the prior year was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in our newly leased office space. Financing activities were $184,240 as compared to $329,930 in the prior year.

Outlook

Considerable effort has continued to be put into concentrating on two key areas since the close of our fiscal year: increasing sales and reducing expenses. Several non-revenue positions have either been eliminated or moved to revenue-producing activities. We continue to look at every opportunity to reduce our cost structure without sacrificing the quality of our service offering. Our hardware infrastructure is adequate to support our projected growth and we do not anticipate any major expenditure in this area during the 2001-2002 fiscal year.

We are continuing to give attention to increasing the size and the productivity of our sales force. Training sessions are conducted daily with all newly hired employees that help them become a contributor to our revenues in a much shorter time frame than they had historically.

We recently released our newest RTC Hosting software product, RTC Storebuilder, which is a turnkey e-commerce software system that allows one to conduct commerce on the Internet. We expect to see sales for this product to increase in the coming months.

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

Plaintiff settled their claim against FPI for $80,000.00. FPI sought to indemnify us for the full settlement price. Our legal counsel withdrew and we were ordered by the court to obtain new counsel before December 14, 2001, which we failed to do. Forms Processing's request for entry of default was granted on January 22, 2002, after which FPI sought a default judgment. Default Judgment was entered against us for $80,000.00. However, Forms Processing failed to establish a cause of action against us because they did not allege that Top-Ten was a mere alter-ego of us, nor did they have any basis for tort liability. Therefore, default judgment was denied as to us and all claims by Forms Processing against us were dismissed with prejudice.

In addition, we settled with Plaintiff by agreeing to pay $20,000 and issue 2,000,000 shares of our common stock to Plaintiff and Barry Bhangoo.

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

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH CEO and Director

Dated:   September, 2002

By:	/s/ Jack M. Webb, Jr. JACK WEBB, JR. President, Chief Operating Officer Chief Financial Officer, Secretary and Director

Dated:    September 19, 2002

By:	/s/ Ryan A. Brown RYAN A. BROWN Chief Technology Officer and Director

Dated:    September 19, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, David L. Smith, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roanoke Technology Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     September 19,  2002

/s/ David L. Smith, Jr. David L. Smith Chief Executive Officer