Form 10-Q/A
period 2002-07-31
ROANOKE TECHNOLOGY CORP
filed 2002-09-23
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

THE THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $16,471for the nine months ended July 31, 2002 as compared with cash flows of ($30,072) in the prior year. Cash Flows from Investing Activities were ($16,313) as compared with ($240.471) in the prior year. The purchase in the prior year was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in our newly leased office space. Financing activities were $184,240 as compared to $329,930 in the prior year.

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

We settled in full with the Plaintiff by agreeing to pay $20,000 and agreeing to issue 2,000,000 shares of our common stock to Barry Bhangoo, the principal of Oyster Software.

Item 2 -  Changes in Securities

         None.

Item 3 -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5 -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

   a. Exhibits

                 99.1   Certification of David L. Smith, Jr., CEO

                 99.2   Certification of Jack M. Webb, CFO

   b. Reports on Form 8-K

        None.

        No reports on Form 8-K were filed for this quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH CEO and Director

Dated:    September 20, 2002

By:	/s/ Jack M. Webb, Jr. JACK WEBB, JR. President, Chief Operating Officer Chief Financial Officer, Secretary and Director

Dated:    September 20, 2002

By:	RYAN A. BROWN Chief Technology Officer and Director

Dated:    September 20, 2002

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      September 20,   2002

/s/ David L. Smith, Jr. David L. Smith Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jack M. Webb certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     September 20,  2002

/s/ Jack M. Webb Jack M. Webb Chief Financial Officer