Form 10-Q/A
period 2002-07-31
ROANOKE TECHNOLOGY CORP
filed 2002-10-15
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

                             ROANOKE TECHNOLOGY CORPORATION
                                     AND SUBSIDIARY
                                     BALANCE SHEETS
                        As of July 31, 2002 and October 31, 2001

                                         ASSETS

                                              2002                       2001
                                          ------------               ------------
CURRENT ASSETS
  Cash                                    $    16,436                $        35
  Accounts receivable                         152,705                     64,598
  Less: allowance for doubtful accounts        (7,000)                   (30,000)
  Prepaid Insurance                            17,718                          0
  Employee advances                            13,159                      5,494
                                          ------------               ------------
     Total Current Assets                     193,018                     40,127

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       533,533                    517,220
   Less: accumulated depreciation            (179,836)                  (133,647)
                                          ------------               ------------

      Total Property and Equipment            353,697                    383,573

OTHER ASSETS

   Organization costs                           1,000                      1,000
   Loan origination costs                      13,927                     13,927
   Goodwill                                    19,614                     19,614
   Software                                   313,000                    313,000
   Less: Accumulated amortization            (347,541)                  (294,419)
                                          ------------               ------------
   Net intangibles                                  0                     53,122
   Deposits                                    19,850                     19,850
   Officers' receivable                        36,434                     76,368
                                          ------------               ------------
      Total Other Assets                       56,284                    149,340

           TOTAL ASSETS                   $   602,999                $   573,040
                                          ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $   254,821                $   294,427
   Payroll tax and penalty payable            607,636                    332,293
   Credit card payable                          9,784                     17,588
   Current maturity of long-term debt          35,557                     35,411
                                          ------------               ------------
      Total current liabilities               907,798                    679,719

LONG TERM LIABILITIES

   Long term debt                             309,360                    284,024
   Debenture bond                             311,750                          0
   Less: current portion                      (35,557)                   (35,411)
                                          ------------               ------------
     Total long term liabilities              585,553                    248,613
                                          ------------               ------------
       TOTAL LIABILITIES                    1,493,351                    928,332

STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    43,233,429 and 38,337,597 issued
    and outstanding, respectively               4,324                      3,834
   Additional paid-in capital               6,107,825                  5,782,645
   Allowance for long-term
     Stock compensation                             0                   (205,199)
   Retained earnings                       (7,002,501)                (5,936,572)
                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY            (890,352)                  (355,292)
                                          ------------               ------------

       TOTAL LIABILITIES AND EQUITY       $   602,999                $   573,040
                                          ============               ============

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Nine Months Ended July 31, 2002 and 2001

                                              2002                       2001
                                          ------------               ------------
REVENUE
  Sales                                   $ 1,270,989                $ 1,357,673
  Cost of sales                              (758,001)                  (549,088)
                                          ------------               ------------
GROSS PROFIT                                  512,988                    808,585

GENERAL & ADMINISTRATIVE EXPENSES          (1,401,852)                (1,933,673)
RESEARCH & DEVELOPMENT                       (154,173)                  (187,027)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION               (1,043,037)                (1,312,115)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (22,892)                   (22,980)
                                          ------------               ------------
   Total Other                                (22,982)                   (22,980)
                                          ------------               ------------

NET INCOME (LOSS)                         $(1,065,929)               $(1,335,095)
                                          ============               ============

NET EARNINGS PER SHARE
   Basic and Diluted
      Net loss per share                         (.03)                      (.24)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding        36,312,597                  5,476,359*

         *as revised for a 7 for 1 reverse stock split

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Three Months Ended July 31, 2002 and 2001

                                              2002                       2001
                                          ------------               ------------
REVENUE
  Sales                                   $   415,987                $   376,805
  Cost of sales                              (217,282)                  (185,082)
                                          ------------               ------------
GROSS PROFIT                                  198,705                    191,723

GENERAL & ADMINISTRATIVE EXPENSES            (439,650)                  (397,620)
RESEARCH & DEVELOPMENT                        (87,500)                   (61,300)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION                 (328,445)                  (267,197)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (12,591)                    (2,916)
                                          ------------               ------------
   Total Other                                (12,591)                    (2,916)
                                          ------------               ------------

NET INCOME (LOSS)                         $  (341,036)               $  (270,113)
                                          ============               ============

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of July 31, 2002

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)

                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           5,000,000       500       49,500                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)

                           ---------------------------------------------------------------------------

Balance at October 31, 2001    38,337,597    $3,834   $5,782,645  $ (205,199) $ (5,936,572)$ (355,292)

                           ---------------------------------------------------------------------------

Stock issued for services       1,700,000       170      151,750                              151,920

Stock issued in debenture
   bond conversion              1,095,832       110       16,640                               16,750

Stock issued for
   Litigation settlement        2,100,000       210      156,790                              157,000

Allowance for prepaid
   stock compensation                                               205,199                   205,199

Net Loss                                                                       (1,065,929) (1,065,929)
                           ---------------------------------------------------------------------------

Balance at July 31, 2002       43,233,429   $ 4,324    $6,107,825  $     (0)  $(7,002,501) $ (890,352)
                           ===========================================================================

                           ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
              For the Nine Months ending July 31, 2002 and 2001

                                                         2002                   2001
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $(1,065,929)           $(1,335,095)

   Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:

   Depreciation and amortization                          99,311                137,674
   Compensation in the form of stock                     514,119                917,685
  (Increase) decrease in accounts receivable            (111,107)                31,271
  (Increase) decrease in employee advance                 (7,665)                (4,266)
  (Increase) decrease in officers' receivable             39,934                (61,558)
  (Increase) decrease in prepaid expense                 (17,718)                     0
  (Increase) decrease  in deposits                             0                (24,827)
   Increase (decrease) in payables & accrued expenses    227,933                219,585
   Increase (decrease) in accrued interest                25,336                      0
                                                     ------------           ------------
      Total adjustments to net income                    770,143              1,215,564
                                                     ------------           ------------

   Net cash flows from operations                       (295,786)               (119,531)

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                     (16,313)              (240,471)
                                                     ------------           ------------
   Net cash flows from investing                         (16,313)              (240,471)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                  0                290,000
   Proceeds from debenture bond                          328,500                      0
   Proceeds from issuance of common stock                      0                 60,000
   Payments on notes                                           0                (20,070)
                                                     ------------           ------------
   Net cash flows from financing                         328,500                329,930
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                        16,401                (30,072)
   Cash at beginning of year                                  35                 40,994
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                 $ 16,436               $ 10,922
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

Cash and Cash Equivalents - The Company considers cash onhand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

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

3.      Accounts Receivable and Customer Deposits:

Accounts receivable historically have been immaterial as The Company’s policy is to have the internet services provided paid for in advance. As of the balance sheet date there were no deposits paid in advance.

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

7.     Long-term debt:

Long - term debt consists of:

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved 80,000 common shares with attached warrants for the purchase of 3,600,00 shares. The total offering is in the amount of $600,000 of which $328,500 has been issued. During the period $16,750 of the bond balance was converted to 1,095,832 common shares.

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

Common Stock

On January 7, 2002 the Company entered into a settlement agreement regarding litigation. The Company agreed to issue 100,000 shares of common stock for a value of $17,000.

On February 15, 2002 the Company entered into a consulting agreement for services regarding tax representation with Byron Rambo. The Company issued 700,000 shares of common stock for a value of $31,920. The shares were registered on Form S-8 with the U.S. Securities and Exchange commission.

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

On April 4, 2002 the Company entered into a consulting agreement with Nicole Leigh Van Coller for financial consulting services. As compensation, the Company issued 1,000,000 shares of common stock for a value of $120,000. The shares were registered on Form S-8 with the U.S. Securities and Exchange commission.

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

12.     Payroll Taxes Payable and Deferred Tax Assets and Liabilities:

The Company accrues payroll and income taxes. The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of October 31, 2001, The Company had a deferred tax asset in the amount of approximately $1,400,500 that is derived from a net operating tax loss carryforward. A portion of this carryforward is associated with stock compensation to officers and is deductible for tax purposes when the stock is sold by the officers. The deferred tax assets will expire during the years ending October 31, 2013 through 2021 if not used to offset taxable income.

13.      Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest in the amount of $10,301 during the quarters ended July 31, 2002. The Company had no income tax payments due and did not pay any income tax amounts during the period.

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

RFQHosting Corp (RFQ) is a 35% owned joint venture in Roanoke Online, LLC. The Company and Roanoke Energy Resources, Inc., a subsidiary of Roanoke Electric Cooperative, entered into a joint venture whereby the Company, through RFQ, receives 35% of the gross revenues of Roanoke Online, LLC, a business to business online procurement service. The Company is responsible for providing software maintenance and support personnel. Roanoke Energy Resources, Inc. is responsible for the day to daymanagement and marketing of RFQ.

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

General and administrative costs increased from $397,620 or 105%% of revenues in the prior year quarter to $439,650 or 106% of revenues. The current year quarter costs were higher mainly due to compensation in the form of a stock settlement for an outstanding lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were ($295,786) for the nine months ended July 31, 2002 as compared with cash flows of ($119,531) in the prior year. Cash Flows from Investing Activities were ($16,313) as compared with ($240.471) in the prior year. The purchase in the prior year was primarily of leasehold improvements, computer equipment, furniture and fixtures for expansions in our newly leased office space. Financing activities were $328,500 as compared to $329,930 in the prior year.

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

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH CEO and Director

Dated:    October 14, 2002

By:	/s/ Jack M. Webb, Jr. JACK WEBB, JR. President, Chief Operating Officer Chief Financial Officer, Secretary and Director

Dated:    October 14, 2002

By:	RYAN A. BROWN Chief Technology Officer and Director

Dated:    October 14, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, David L. Smith, Jr. certify that:

1.	I have reviewed Amendment No. 2 to this quarterly report on Form 10-Q of Roanoke Technology Corp.

2.	Based on my knowledge, Amendment No. 2 to this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in Amendment No. 2 to this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of Amendment No. 2 to this quarterly report (the “Evaluation Date”); and

c)	presented in Amendment No. 2 to this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in Amendment No. 2 to this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      October 14,   2002

/s/ David L. Smith, Jr. David L. Smith Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jack M. Webb certify that:

1.	I have reviewed Amendment No. 2 to this quarterly report on Form 10-Q of Roanoke Technology Corp.

2.	Based on my knowledge, Amendment No. 2 to this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in Amendment No. 2 to this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which Amendment No. 2 to this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of Amendment No. 2 to this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 14,  2002

/s/ Jack M. Webb Jack M. Webb Chief Financial Officer