Form 10-K
period 2002-10-31
ROANOKE TECHNOLOGY CORP
filed 2003-02-13
CIK 1076534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-26715

ROANOKE TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

Florida	22-3558993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

539 Becker Drive Roanoke Rapids, North Carolina (Address of principal executive offices)	27870 (Zip Code)

(252)537-9222
(Registrant''s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value (Title of class)
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Revenues for year ended October 31, 2002:     $1,715,387

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 11, 2003, was: $614,617.88

Number of shares of the registrant's common stock outstanding as of February 11, 2003 was: 92,516,383

Transfer Agent as of February 11, 2003:

Interwest Transfer Co.
1981 East Murray Holladay Road, Suite 100
Salt Lake City, Utah 84117

PART I

Item 1.       Description of Business

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

Business of Issuer. Roanoke Technology Corp. is headquartered in Roanoke Rapids, North Carolina. We are a developer and marketer of a service designed to maximize and promote Internet web site presence. To put it simply, our primary business function is to make our customers' Internet web sites easy to find. Most persons searching the Web for a product or service use a search engine. Web sites often use television and print media advertising in an attempt to direct traffic to their web sites, but we utilize our own proprietary software products and knowledge regarding search engine indexing algorithms to alter our customer’s web sites in ways which make the sites more appealing to the top search engines. If our customers wish to generate business from the Internet, it is important that their Web sites appear in the top 10 or 20 positions of targeted search engine indices. Basically, that is what we do. In addition, we utilize a suite of custom computer programs that allow our users to analyze and track their Web Sites “visibility”. Our proprietary software analyzes high ranked sites on the targeted search engines to determine the most important key words, phrases, and other design characteristics of those sites. Our customers’ web sites are then changed to reflect the preferences of those search engines and thus increase the probability that their web site will appear in the top 10 or 20 sites listed by the search engine when those search characteristics are used. Since most Web surfers ignore search results beyond the first hundred listed sites, a higher ranking almost always translates to higher visitor hits for our customers. This results in greater exposure for our customers, improved results for their web presence, and increased customer reliance on our services.

The sweeping transition of the Internet from being primarily an information and entertainment platform to becoming a medium for e-commerce is well under way. Web sites are no longer perceived just for informational content or to simply establish Internet presence. In order to fully capitalize on the opportunity that the Internet represents, today’s companies require implementation of a proven Internet promotional strategy to maintain traffic and develop sales. In order for companies to fully realize the potential of the Internet, companies must effectively market their web sites beyond standard print and media advertising.

We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998; $2,686,404 for the year ended October 31, 1999; $1,065,244 for the year ended October 31, 2000, $1,879,379 for the year ended October 31, 2001 and $1,550,334 for the year ended October 31, 2002.

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

SERVICES

Our services are designed to improve the visibility of our customer’s web sites on the Internet.

Sales of the “Premium Plan” and its derivatives accounted for 82.6% of revenues for the fiscal year 2001 and approximately 80% of revenues for 2002. This plan is sold for $2,195. This plan was originally sold for $1,295. It was increased to $1,495 effective May 4, 2000,$1,649 effective January 1, 2002, and $2,195 effective August 7, 2002. Its goal is not to get the web site listed by the search engines, but to increase the probability that the site will be one of the first 20 sites listed by the search engines when appropriate key words are used.

Since many key word searches can return hundreds, if not thousands, of matches, it is important that those attempting to generate business from their Internet listing assure that their site is listed in the first one or two pages returned by the search engine.

When a customer purchases the “Premium Plan” we begin the following procedures:

-	Identify appropriate key words or terms for the customer's web site. The Premium Plan allows for 6 terms.

-	Identify the unique characteristics and patterns associated with each search engine's robot and indexing practices.

-	Create a customer web page for each term. Each contract will require a creation of approximately 6 to 24 pages.

-	The created web pages are then moved to the customer's web site or server.

-	Create a "referring domain" and web site for the customer that is hosted by RTC Hosting, a subsidiary of Roanoke Technology Corporation. This referring domain will attract many of the search engine robots within two weeks of its creation. The robots will follow links on the referring domain site to the customer's original site and to the new content pages that were created and placed on their site as part of our process.

-	We verify the placement of the web pages and create a sitemap for the clients site. We submit the new content pages and the referring domain site pages to the search engines that do not automatically crawl the site.

-	We also utilize pay for inclusion services offered by the search engine companies. For a fee, they will prioritize our customers' web sites in their editorial queue. This allows us to obtain rankings much faster than if we waited for their standard review of the sites.

-	Approximately 4 weeks after we have created the referring domain site and have completed the applicable submissions, preliminary results will be noticed. In most cases 60 days after the pages are placed on the server the customer will be able to check the results at the customer's section of our web.

As part of the Premium Plan, we will continue to monitor and furnish Visibility Reports for each customer for up to 6 months. The reports are compiled every two weeks and are made available to our customers via their own private portal into our customer service application.

We commit to the following for our Premium Plan:

-	We will secure for our customer no less than 10 placements within the top 20 positions somewhere across the top search engines. The engines we target consist of the following: Yahoo, Teoma, Excite, Infoseek, HotBot, Lycos, iWon, NBCi, AOL Netfind, LookSmart, AltaVista, Google, Northern Light, Magellan, All The Web, Open Directory Project, Netscape, Web Crawler, Direct Hit, MSN, WiseNut, SplatSearch, Overture, AskJeeves and PC Beacon.

-	The listings may appear on any single search engine, all the search engines or spread across any number of the search engines listed above.

-	The placements will consist of existing pages on our customer's sites as well as the new pages we make for our customers.

-	Over the last 12 months our customers have averaged more than 50 placements in the top 20 positions across the top search engines. However, we do not guarantee this.

-	We do not guarantee traffic to a customer's web site. That is a function of demand for the product or service. The customer's commitment is only for placements of their URL(s) in the search engine indices.

-	In the event of our failure to meet our commitment within 90 days from the date the last submissions were made to the search engines, Top-10 Promotions will repeat the service at no charge.

We also offer silver and gold plans. The same processes are followed except we promote 12 or 24 keywords respectively. We also guarantee 20 new placements in the search engines for the silver plan and 30 placements for the gold plan.

Our sales efforts rely primarily upon our proprietary software programs to generate sales leads that are then followed up with e-mail and telemarketing efforts. Due to the increasing number of web sites indexed by the key search engines and changes in the way these sites are indexed by the search engines, the visibility of the web sites that we have enhanced tends to decline over time. We re-solicit prior customers periodically and offer them the opportunity to renew their web site visibility. The renewal process is the same as described above and with the same guarantee. We discount renewals by 25% of the original promotion price.

In July 2002, we entered into an agreement with Overture, the leader in pay-for-performance search on the Internet. We are now an Overture Ambassador, which puts us in a position to manage our customers’ advertising campaigns with Overture. Benefits of being an Overture Ambassador include: ability to manage multiple customer accounts from one central portal, a dedicated account representative and prioritization in Overture’s editorial queue. We charge our customers a monthly fee to manage their campaigns. Fees are based on the number of keywords we manage and the number of times we monitor their bids during a 24-hour period. Monthly fees range from $80 to $580. Currently we have 4 customers utilizing this service.

RTCHOSTING CORP

RTCHosting Corp., or RTCH, is our wholly owned subsidiary that was formed in June 2000. We currently offer two forms of hosting for our customers. The first form gives the client the option of using a template driven web-site creation process or using standard ftp uploads of html pages. This package is $19.99 per month. The second form of hosting is a template driven system with e-commerce capabilities built in. This hosting package is $49.95 per month. Both packages allow for add-on services and packages to suit the customers needs.

TRADEMARKS

“Top 10 and Design” and “PC Beacon” are both registered trademarks with the United States Patent and Trademark Office. A trademark application for “RTCHosting” has been filed with the United States Patent and Trademark Office as well. The opposition period is completed and a notice of allowance has been issued.

PERSONNEL

We currently employ 26 full time employees. They fall into 4 different categories: 2 management, 12 sales, 3 programmers, and 9 support personnel. Sales personnel are compensated on a base pay plus commission basis.

COMPETITION

There are numerous Internet promotion companies that promote web sites. They all use one of three distinctly different methodologies for promoting their customer’s web sites. The vast majority simply submit the URL of the customer’s “Home Page” to hundreds of search engines. This is the least effective way because this method has the following built-in problems: (a) most of the search engines are search engines in name only, and are really directories. The user must know the name of the company to have any degree of success; (b) over 82% of the search engine traffic is driven by the most popular search engines. This renders the vast majority of the others very ineffective; (c) this method can not work successfully because it is almost impossible to make a web page appeal to more than 1 or 2 search engines. Each search engine employs different indexing practices. To date, the only successful method of obtaining consistent rankings in the search engines is to make pages for each “keyword phrase” for each engine.

The second method of promoting a site in the search engines is to purchase positions within the indices or to purchase advertising space on the site in the form of banner advertisements. The cost of this method is extremely expensive and not practical for most small business owners.

The third way is to prepare pages for each “keyword phrase” for each search engine. We utilize this method. We have no knowledge of any other company that has the ability to effectively track what characteristics appeal to the major search engines and to make pages based on those characteristics.

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

Material programming costs are:

	Year Ending Oct. 31, 2002	Year Ending October 31, 2001	Year Ending Oct. 31, 2000
Total	$323,680	$255,274	$171,706

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are considered a continual process and are expensed when incurred. When we can associate specific costs to a computer software product that has technological feasibility and research and development activities have been completed, we will capitalize those costs as an asset.

Item 2.      Description of Property

On June 12, 2001, we entered into a seven year lease with an option to purchase 1.2 acres of land located at 539 Becker Drive, Roanoke Rapids, North Carolina. In addition, we have an option to rent the premises for an additional seven years. The two story building located on the property is 100 ft. by 100 ft. and was the former Roanoke Athletic Club. It was modified to meet our immediate needs and we took possession on October 1, 2000. A section of the building measuring 50 ft. by 100 ft. has been carpeted and tiled and is primarily used by local civic organizations for meetings and activities. This section will be modified into office spaces as needed by us with expansion. The other section of the building comprises roughly 10,000 square feet of office space. The space is divided into 46 working cubicles and four private offices. This section also has a reception area, kitchen and conference room. We have an emergency generator to power us during any power outage.

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

Plaintiff settled their claim against FPI for $80,000.00. FPI sought to indemnify us for the full settlement price. Our legal counsel withdrew and we were ordered by the court to obtain new counsel before December 14, 2001, which we failed to do. Forms Processing’s request for entry of default was granted on January 22, 2002, after which FPI sought a default judgment. Default Judgment was entered against us for $80,000.00. However, Forms Processing failed to establish a cause of action against us because they did not allege that Top-Ten was a mere alter-ego of us, nor did they have any basis for tort liability. Therefore, default judgment was denied as to us and all claims by Forms Processing against us were dismissed with prejudice.

We settled in full with the Plaintiff by agreeing to pay $20,000 and agreeing to issue 2,000,000 shares of our common stock to Barry Bhangoo, the principal of Oyster Software.

On January 31, 2003 we received notice from Gordon & Rees, LLP a law firm located in San Francisco, California, that they were owed a total of $106,719.64 for services rendered to us. To date, no litigation has been served upon for such amount.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.      Market for Registrants' Common Equity and Related Stockholder Matters

On February 11, 2003, based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through October 31, 2002 and as available through electronic trading services subsequent to such date.

	Common Stock Bid
Fiscal Quarter	High	Low

January 31, 1999	$ 7.125	$1.875
April 30, 1999	$10.00	$6.375
July 31, 1999	$11.00	$8.00
October 31, 1999	$ 9.00	$4.50
January 31, 2000	$ 5.12	$3.37
April 30, 2000	$ 3.50	$0.75
July 31, 2000	$ 1.50	$0.05
October 31, 2000	$ 1.01	$0.125
January 31, 2001	$ 0.45	$0.15
April 30, 2001	$ 0.15	$0.05
July 31, 2001	$ 0.10	$0.02
October 31, 2001	$ 0.02	$0.01
January 31, 2002	$ 0.17	$0.01
April 30, 2002	$ 0.19	$0.05
July 31, 2002	$ 0.15	$0.03
October 31, 2002	$ 0.04	$0.01

Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6.      Selected Financial Data

	Twelve Months Ended October 31, 2002	Twelve Months Ended October 31, 2001	Twelve Months Ended October 31, 2000	Twelve Months Ended October 31, 1999
STATEMENT OF OPERATIONS DATA:

Total revenues	$ 1,715,387	1,551,605	1,999,103	1,144,122
Operating expenses	1,040,707	742,016	1,055,268	451,797
Gross profit from operations	674,680	809,593	943,835	550,213
General and administrative expenses	1,713,675	2,223,258	1,845,828	3,152,748
Income (loss) from operations	1,480,183	(1,849,663)	(1,172,516)	(2,683,450)
Other income (expense)	(70,151)	(29,716)	107,272	(2,954)
Net Loss	$(1,550,334)	(1,879,379)	(1,065,244)	(2,686,404)

OTHER DATA:

EBITDA (1)	$(1,362,675)	(1,688,939)	(909,016)	(2,541,338)
Net cash provided (used) by operating activities	(447,540)	(323,658)	82,038	(229,254)
Net cash provided (used) by investing activities	(35,408)	(240,471)	(110,251)	(104,140)
Net cash provided (used) in financing activities	501,500	523,170	(8,695)	397,503
Net book value per share	(.02)	(.01)	.02	0.03
Basic earnings (loss) per share	(.04)	(.21)	.01	.26

BALANCE SHEET DATA:

Cash and cash equivalents	$18,587	35	40,994	77,904
Total assets	$409,275	563,040	465,924	485,673
Current liabilities	$1,977,349	669,719	242,830	44,175
Total liabilities	$1,736,008	918,332	682,366	103,988
Stockholders' equity	$(1,326,733)	(355,292)	216,441	381,685
Total liability and equity	$409,275	573,040	465,925	485,673

Please note that EBITDA is provided for analysis purposes. One may review this calculation to determine the earnings of the Company as calculated before interest, depreciation and amortization costs have been deducted. EBITDA as presented is not prepared in accordance with generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2002 Compared with Fiscal 2001

In fiscal 2002 sales increased 11% from the previous year, from $1,551,609 to $1,715,387. We have included additional internet services as stated in the outlook section that management feels is the reason for this increase.

Cost of sales increased 40% to $1,040,707, or 61% of sales, from $742,016, or 48% of sales. The increase was due to the expanded office facility and sales force.

General and Administration costs were at $1,831,183 for fiscal 2002 and $2,403,982 for fiscal 2001, a decrease of 24%. The decrease was due to lower compensation in the form of stock and re-negotiation of the cost of utilities. . All other classifications of expense had no material change from the prior year.

The Company expanded its research and development of new services during the year ended October 31, 2002. These costs increased 27% from $255,274 to $323,680. The new services are captioned in the outlook section.

Interest expense for the Company increased 136%, from $29,716 to $70,151, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

        The net loss of the Company had an 18% decrease as compared to the prior year, or $(1,550,334) for fiscal 2002 and $(1,879,379) for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

Year Ended
	Oct. 31, 2002	Oct. 31, 2001
Net cash provided (used) by continuing operating activities	$ (447,540)	$ (323,658)
Net cash provided (used) by investing activities	$ (35,408)	$ (240,471)
Net cash provided (used) by financing activities	$ 501,500	$ 523,170
Working Capital	$ (1,036,419)	$ (629,592)
Total Debt	$ 1,736,008	$ 928,332
Shareholder's equity	$ (1,326,733)	$ (355,292)

Cash flow from operating activities was $(447,540) as compared to a deficit of $(313,658) in the preceding year. The decrease was the result of a change in compensation in the form of stock.

Cash flows from investing related primarily to the purchase of equipment during the period. The equipment purchased was primarily computer work stations and leasehold improvements.

Cash flows from financing activities included $501,500 cash received from the sale of convertible debenture bonds.

Outlook

During the past year, much attention has been placed on reducing expenses and increasing revenues. We eliminated one senior management position, reduced data communication charges by 50%, reduced our rent expense by 30%, eliminated 7 sales-support positions that represents a 15% reduction in force, reduced local telephone expense by 30% and long distance charges by 30%, and we reduced our R&D staff by two programmers. It is our opinion that we have trimmed expenses to an acceptable level without adversely affecting our ability to operate. We continue to monitor our expenses, however, and we will diligently scrutinize all expenditures.

Top-10 Promotions sales were up over last year. Our sales staff has learned to use the tools we have provided them to become much more effective than they were. This has enabled us to generate more sales with less people. We expect to see Top-10 revenues reach $1.6 million to $1.8 million this year.

We have added another revenue source through our Overture Ambassador program. This revenue recurs monthly and we expect to see the number of customers increase for this service this year.

In June 2002 we formed a non-profit corporation, Roanoke Technology Foundation, Inc. This company will focus on helping our community through charitable and philanthropic endeavors. Roanoke Technology Foundation has created an innovative turn-key fund raising system that uses the power of the Internet to sell customized products. Focus will be placed on schools and clubs. Each organization will be able to sell to its students or members customized apparel, gifts and jewelry. Each organization will receive a substantial percentage of the revenue for all product sales.

All web sites will be furnished by RTC Hosting’s RTC Storebuilder product. Each organization will pay a monthly fee to RTC Hosting for the maintenance for this site. Our goal is to sell as many web sites as possible because this represents recurring revenue. Five schools have already signed up to participate in the program and work is under way to get their web sites up and running and to get their product catalogs populated with their unique customized items.

We are excited about this new product. It enables us to help organizations raise money in a safe, easy environment and it provides a source of recurring web site revenue for RTC Hosting. We anticipate realizing revenue of approximately $300,000 for RTC Storebuilder sales this year.

We estimate our expenses to be in the neighborhood of $1.63 million. We are expecting to see revenue reach $1.9 million. If our revenue projections remain accurate, Roanoke Technology Corporation will post its first profit since going public.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

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

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

ROANOKE TECHNOLOGY CORPORATION
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Audit Report	1

Balance Sheets As of October 31, 2002 and 2001	2-3

Statements of Operations For the Twelve Months Ended October 31, 2002 and 2001	4

Statement of Stockholders'Equity As of July 31, 2002	5 - 6

Statements of Cash Flow For the Twelve Months Ended October 31, 2002 and 2001	7

Notes to the Financial Statements	8 - 13

Independent Auditors Report

To the Board of Directors and Stockholders
Roanoke Technology Corporation
Roanoke Rapids, North Carolina

We have audited the accompanying balance sheet of Roanoke Technology Corporation, as of October 31, 2002 and 2001, and the related statements of operations, capital surplus and cash flows for the twelve months then ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roanoke Technology Corporation, as of October 31, 2002 and 2001, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

/s/Gately & Associates, LLC Gately & Associates, LLC CertifiedPublic Accountants Orlando, Florida February 3, 2003

           ROANOKE TECHNOLOGY CORPORATION
                   AND SUBSIDIARY
                   BALANCE SHEETS
           As of October 31, 2002 and 2001

                       ASSETS

                                              2002                       2001
                                          ------------               ------------
CURRENT ASSETS
  Cash                                            $    18,587       $        35
  Accounts receivable                                  10,524            64,598
  Less: allowance for doubtful accounts                (3,500)          (30,000)
  Prepaid Insurance                                    13,289                 0
  Employee advances                                     2,030             5,494
                                                  -----------       -----------
     Total Current Assets                              40,930            40,127

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements               552,628           517,220
   Less: accumulated depreciation                    (198,033)         (133,647)
                                                  -----------       -----------

      Total Property and Equipment                    354,595           383,573

OTHER ASSETS

   Organization costs                                   1,000             1,000
   Loan origination costs                              13,927            13,927
   Goodwill                                            19,614            19,614
   Software                                           313,000           313,000
   Less: Accumulated amortization                    (347,541)         (294,419)
                                                  -----------       -----------
   Net intangibles                                          0            53,122
   Deposits                                             5,250            19,850
   Officers' receivable                                 8,500            76,368
                                                  -----------       -----------
      Total Other Assets                               13,750           149,340

           TOTAL ASSETS                           $   409,275       $   573,040
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses          $   396,662       $   294,427
   Payroll tax and penalty payable                    600,910           332,293
   Credit card payable                                  9,784            17,588
   Current maturity of long-term debt                  69,993            35,411
                                                  -----------       -----------
      Total current liabilities                     1,077,349           679,719

LONG TERM LIABILITIES

   Long term debt                                     290,652           284,024
   Debenture bond                                     438,000                 0
   Less: current portion                              (69,993)          (35,411)
                                                  -----------       -----------
     Total long term liabilities                      658,659           248,613
                                                  -----------       -----------
       TOTAL LIABILITIES                            1,736,008           928,332

STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    59,059,057 and 38,337,597 issued
    and outstanding, respectively                       5,906             3,834
   Additional paid-in capital                       6,307,696         5,782,645
   Allowance for long-term
     Stock compensation                              (153,429)         (205,199)
   Retained earnings                               (7,486,906)       (5,936,572)
                                                  -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY                  (1,326,733)         (355,292)
                                                  -----------       -----------

       TOTAL LIABILITIES AND EQUITY               $   409,275       $   573,040
                                                  ===========       ===========

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Twelve Months Ended October 31, 2002 and 2001

                                                    2002              2001
                                                ------------      ------------
REVENUE

  Sales                                         $  1,715,387      $  1,551,609
  Cost of sales                                   (1,040,707)         (742,016)
                                                ------------      ------------
GROSS PROFIT                                         674,680           809,593

GENERAL & ADMINISTRATIVE EXPENSES                 (1,831,183)       (2,403,982)
RESEARCH & DEVELOPMENT                              (323,680)         (255,274)
                                                ------------      ------------
INCOME (LOSS) FROM OPERATION                      (1,480,183)       (1,849,663)

OTHER INCOME AND (EXPENSE)

   Interest - net                                    (70,151)          (29,716)
                                                ------------      ------------
   Total Other                                       (70,151)          (29,716)
                                                ------------      ------------

NET INCOME (LOSS)                               $ (1,550,334)     $ (1,879,379)
                                                ============      ============

NET EARNINGS PER SHARE

   Basic Net loss per share                             (.04)             (.21)
   Fully diluted Net Loss per share                     (.03)             (.21)

Basic and fully diluted Weighted Average
  Number of Common Shares Outstanding             36,697,129         9,129,693*

*as revised for a 7 for 1 reverse stock split

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of October 31, 2002

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)

                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           5,000,000       500       49,500                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short–term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)

                           ---------------------------------------------------------------------------

Balance at October 31, 2001    38,337,597    $3,834   $5,782,645  $ (205,199) $ (5,936,572)$ (355,292)

                           ---------------------------------------------------------------------------

Stock issued for services      14,300,000     1,430      321,520
                                                                  322,950

Stock issued in debenture
   bond conversion              4,321,460       432       46,741                               47,173

Stock issued for
   Litigation settlement        2,100,000       210      156,790                              157,000

Allowance for prepaid
   stock compensation                                                51,770
                                                                   51,770

Net Loss                                                                      (1,550,334)  (1,550,334)
                           ---------------------------------------------------------------------------
Balance at October 31, 2002    59,059,057   $ 5,906    $6,307,696 $(153,429) $(7,486,906) $(1,326,733)
                           ===========================================================================

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

             For the Twelve Months ending October 31, 2002 and 2001

                                                         2002                   2001
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $(1,550,334)           $(1,879,379)

   Adjustments to reconcile net income to net cash
    provided by  (used in) operating activities:

   Depreciation and amortization                         117,508                180,724
   Compensation in the form of stock                     531,720              1,062,646
  (Increase) decrease in accounts receivable              27,574                 20,362
  (Increase) decrease in employee advance                  3,464                 (5,494)
  (Increase) decrease in officers' receivable             67,868                (76,368)
  (Increase) decrease in prepaid expense                 (13,289)                     0
  (Increase) decrease  in deposits                        14,600                (24,827)
   Increase (decrease) in payables & accrued expenses    295,487                391,090
   Increase (decrease) in accrued interest                65,666                                                           0
   Increase (decrease) in credit card payable             (7,804)                17,588
                                                     ------------           ------------
      Total adjustments to net income                  1,102,794              1,565,721
                                                     ------------           ------------

   Net cash flows from operations                       (447,540)              (313,658)

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures on equipment                     (35,408)              (240,471)
                                                     ------------           ------------
   Net cash flows from investing                         (35,408)              (240,471)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                  0                290,000
   Proceeds from debenture bond                          501,500                      0
   Proceeds from issuance of common stock                      0                225,000
   Proceeds from short-term note payable                       0                 20,000
   Payments on notes                                           0                (21,830)
                                                     ------------           ------------
   Net cash flows from financing                         501,500                513,170
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                        18,552                (40,959)
   Cash at beginning of year                                  35                 40,994
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                 $ 18,587               $     35
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

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets. Management believes The Company will continue as a going concern in its current market and is actively marketing its services which would enable The Company to meet its obligations and provide additional funds for continued new service development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful. There is also uncertainty with regard to managements projected revenue being in excess of its operating expenditures for the fiscal year ending October 31, 2003.

Items of uncertainty include the Company’s liabilities with regard to its payroll tax liability of $600,910 and its Small Business Administration loan with a principal balance of $270,807 and accrued interest of $48,290. The Company is currently in default of these liabilities and is in negotiations regarding resolution of these matters. The outcome of these negotiations is uncertain as of October 31, 2002. If the Company is not successful in these negotiations, there is substantial doubt as to the ability of the Company to continue as a going concern.

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

7.       Long-term debt:

Long – term debt consists of:

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved attached warrants for the purchase of 3,600,000 shares. The total offering is in the amount of $600,000 of which $501,500 has been issued. During the period $47,173 of the bond balance was converted to 4,321,460 common shares.

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

Aggregate maturities of long – term debt over the next five years are as follows:

For the quarter ended October 31, 2002		For the year ended October 31, 2001

YEAR	AMOUNT	YEAR	AMOUNT
2003	69,993	2002	35,411
2004	38,180	2003	35,746
2005	42,764	2004	38,180
2006	47,898	2005	42,764
2007	53,648	2006	47,898

8.      Operating Lease Agreements:

The Company rents office space with monthly payments of $6,000. The lease term for this space is seven years beginning on October 1, 2000. This lease includes an option to purchase whereby $1,000 of each month’s rent may be applied to the purchase price.

The Company rented a house for the convenience of Company employees that are relocating to the area and out of town business guests. The house also served as a satellite office as added security for computer system continuation in the event that the main office should encounter problems with their system. The house had monthly payments of $1,200. The lease term was on a month to month basis and expired during the year 2002.

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

Common Stock

During the fiscal year end October 31, 2002, the Company converted debenture bond principal and interest into 4,321,460 common shares for a value of $47,172. The Company continues to convert debenture bond principal and interest into common shares subsequent to fiscal year end.

On October 28, 2002 the Company entered into consulting agreements with Nicole Leigh Van Coller, John A. Palmer, Jeremy Leigh Van Coller, Christopher Ebersole and Mary Gimmelli for financial consulting services over a six month term. As compensation, the Company issued 12,000,000 shares of common stock for a value of $156,000. The shares were registered on Form S-8 with the U.S. Securities and Exchange Commission.

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

12.      Payroll Taxes Payable and Deferred Tax Assets and Liabilities:

The Company accrues payroll and income taxes. The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of October 31, 2002, The Company had a deferred tax asset in the amount of approximately $1,871,726 that is derived from a net operating tax loss carryforward. A portion of this carryforward is associated with stock compensation to officers and is deductible for tax purposes when the stock is sold by the officers. The deferred tax assets will expire during the years ending October 31, 2013 through 2022 if not used to offset taxable income.

13.      Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company paid interest in the amount of $10,301 during the quarters ended ct6ber31, 2002. The Company had no income tax payments due and did not pay any income tax amounts during the period.

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

16.      Employee stock option:

The Company originated employee stock option plans with 2 of its employees during fiscal year end October 31, 2001. The plan calls for 300,000 option shares to vest on May 2, 2001 for a conversion price of $.001 per share. The plan continues to ratably vest 470,000 option shares over a 4 year period that are convertable for $.001 per share. The intrinsic value of these vested shares is $0 and a fair value compensation value of $6,750 if exercised at the vesting dates.

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountant is Gately & Associates, LLC of Florida. We do not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 10.      Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of February 11, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Position

David L. Smith, Jr.(1)	46	President, Chief Financial Officer Chief Executive Officer, and Director

Jack M. Webb, Jr.(2)	47	Former President, Chief Operating Officer and Director

Russell J. Jones (3)	35	Secretary

(1)	David L. Smith, Jr. was appointed as our President on January 29, 2003
(2)	Jack M. Webb, Jr. was removed as removed as President, Chief Operating Officer and from our Board of Directors on January 29, 2003.
(3)	Russell J. Jones was appointed as our Secretary on January 29, 2003.

Our sole director will hold office until the next annual meeting of our stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Each officer serves at the discretion of our Board of Directors.

David L. Smith, Jr., RTC Founder, President, CFO, CEO and Director

David L. Smith, Jr. was born and raised in Durham, North Carolina. In 1973 he received an athletic scholarship in wrestling to East Carolina University where he majored in business with a minor in physical education. From 1992 through 1995, David was the owner of DJ Distributors, a sole proprietorship based in Roanoke Rapids, North Carolina. The company was a direct sales organization involved in reselling vacuum cleaners. In 1995, DJ Distributors was no longer involved in direct sales and David used the company to start an Internet business to develop web sites for businesses. In October 1997, David formed Top 10 Promotions, Inc., a North Carolina corporation to continue the business of DJ Distributors. On May 28, 1998, Roanoke Technology Corporation acquired all the shares of Top-10 Promotions, which became a wholly owned subsidiary and David was appointed President, Chief Executive Officer and one of the directors. Along with customary Chief Executive responsibilities, David also is responsible for RTC’s sales effort.

Russell J. Jones, Secretary

Russell J. Jones commenced working with us as one of our founding employees in June, 1998. He is currently responsible for the daily operations of our business. As a founding employee, he assisted us in the pioneering of our sales department and our development of the RTC Click business project. In his employment with us he has acted in the capacity of Sales Manager and Director of Operations. Mr. Jones attended the University of South Alabama from 1986 to 1990 where he majored in Computer Science. He also attended Mississippi Gulf Coast Community College from 1984 to 1986.

Jack M. Webb, Jr., Former President, Secretary, Treasurer, COO, and Director

Jack M. Webb, Jr. was born and raised in Williamsburg, Virginia, where he continues to live. He attended Christopher Newport University where he majored in Management Information Systems. For the seventeen years prior to joining RTC, Jack was a senior Information Technology manager for Ferguson Enterprises, Inc., the nation’s largest wholesale distributor of plumbing and builder products. At Ferguson, Jack was responsible for many of the systems used by this Fortune 500 Company, including Ferguson’s electronic commerce and supply chain technology activities. He was also involved with many of the strategic business partnerships Ferguson developed over the years. At RTC, Jack was responsible for day-to-day operations, business development, strategic partnerships and Finance. Jack was removed as our President, Chief Operating Officer, Secretary, Treasurer and from our Board of Directors on January 29, 2003.

COMMITTEES OF THE BOARD

We presently do not have any committees.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Compliance with Section 16(a) of the Exchange Act

We have not filed a Form 4 or Form 5 for our fiscal year ending December 31, 2001.

Item 11.      Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position	Year	Salary	Bonus	Other Compensation	Annual Long Term Compensation

David L. Smith Jr. (1) President, CEO and Director	2002	$185,602.51	-0-
	2001	$136,500	-0-	(1)	-0-
	2000	$150,000	-0-	(1)	-0-

Edwin Foster, Jr.(2)(3) Former Secretary And Director	2002	$ 133,268	-0-	-0-	-0-
	2001	$ 11,060	-0-	-0-	-0-
	2000	$ 72,020	-0-	-0-	-0-

Ryan Brown(4)	2002	$ 72,588	-0-	-0-	-0-
Programmer and Former Director	2001	$ 83,846	-0-	-0-	-0-
	2000	$ 92,923	-0-	-0-	-0-

Jack Webb (5) Former President, COO Secretary, Treasurer and Director	2002	$110,384
	2001	$3,846	-0-	-0-	-0-

(1)      In fiscal 2000, David received 1,500,000 of our restricted common shares per his employment agreement. The shares were valued at $.60 per shares for a total of $900,000. Since the beginning of fiscal 2000, David has received 1,500,000 of our restricted shares pursuant to his execution of a new 3 year employment agreement with us in August 2000. Such shares received by him would normally be valued at the trading price at the time he received the shares ($0.25) in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” However, this standard considers the discounting of stock when such stock is restricted; our stock was thinly traded and the number of shares to be traded on the market (1,500,000) would greatly devalue the stock. Therefore, the method used was as follows: Initial price of $0.25; discounted 10% in lieu of the restriction. Based on this, the value is $337,500.

(2)      Effective December 1, 1999, Ed's salary was increased to $72,020 per year. Effective October 1, 2000, Ed's salary was increased to $82,160 per year. In January 2000, Ed entered into a Stock Option Agreement with us whereby he was granted options to purchase 100,000 shares of our common stock at an exercise price of $1.00 each. He did not exercise these options prior to leaving the company and no longer has the authority to do so.

(3)      We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal are payable in full on or before October 31, 2001. At the time Ed resigned from the company, his loans were forgiven in lieu of any other severance compensation.

(4)      Ryan's employment commenced June 24, 1999. He worked full time through August 1999 and resumed his educational studies in September 1999. He is presently required to work thirty hours per week. His salary is based on $60,000 per year. Ryan has a stock option agreement which provides for the option of purchasing 200,000 shares of common stock at $1.00 per share as follows: The option shall accrue in equal annual increments for each 12 months of service over the next 4 years commencing July 1999. Each annual increment shall relate to 50,000 shares. All shares are restricted for a 1 year period from when we issue the shares to Ryan. Thereafter, the shares can be sold in accordance with Rule 144 of the 1933 Securities Act.

(5)      Jack's annual salary was $100,000. He also received $1,000,000 shares of restricted stock in December 2001 as a bonus incentive. The stock was awarded at par value because the price of the stock when it was issued was below 1 cent. Jack also purchased 5,000,000 shares of stock this year. He paid 1 cent per share. This stock has a two-year restriction and has been placed into his personal 401K plan. Jack's salary in 2001 was based on partial physical year from August 27, 2001 to October 31, 2001.

Compensation of Directors

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 11, 2003, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each director who owns any of our common stock, and (iii) all directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Name of Beneficial Owner/ Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

CEDE & Co.	59,035,881	63.81%

David L. Smith, Jr. President, ECO and Director	17,200,000	18.59%

Jack M. Webb, Jr. Former President, COO, Secretary, Treasurer and Director	6,000,000	6.48%

Ryan Brown Former Director	1,500,057	1.62%

Russell J. Jones Secretary	142	*

All current executive officers And directors as a group (2 persons)	59,036,023	63.81%

*       Less than one (1%) percent.

The persons named in the table have sole voting and investment power with respect to all shares of common stock.

Item 13.      Certain Relationships and Related Transactions.

We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal were payable in full on or before October 31, 2001. At the time of Ed’s resignation in 2002, his loans to the company were forgiven in lieu of any other severance compensation.

PART IV

Item 14.      Exhibits and Reports on Form 8-K

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

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (1)

10.1	March 30, 1999 Asset Purchase Agreement and Share Exchange with Offshore Software Development Ltd. (1)

10.2	May 28, 1998 Stock Purchase Agreement and Share Exchange with Top 10 Promotions, Inc. (1)

10.3	Articles of Merger and Plan of Merger of Top 10 Promotions, Inc. and Roanoke Technology Corp. (1)

10.4	Amended Employment Agreement - David L. Smith, Jr. (2)

(1)	Incorporated by reference to the Registrant's Form 10-SB, filed on July 15, 1999 (SEC File No. 000-26715).

(2)	Incorporated by reference to the Registrant's SB-2, filed on October 18, 2000 (SEC File No. 333-48142).

(b)	Reports on Form 8-K We did not file any reports on Form 8-K for the fiscal year ended October 31, 2002.

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer evaluated the company’s disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company intends to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

The company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH President, Chief Executive Officer and Director

Dated:   February 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David L. Smith, Jr. David L.Smith, Jr.	Chairman of the Board of Direcotrs, Chief Executive Officer	Dated: February 13, 2003

By:	/s/ Russel J. Jones Russell J. Jones	Secretary	Dated: February 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I David L. Smith, Jr. certify that:

1.	I have reviewed this annual report on Form 10-K of Roanoke Technology Corp.

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February 13, 2003

/s/ David L. Smith David L. Smith Chief Executive Officer, Chief Financial Officer