Form 10-K/A
period 2002-10-31
ROANOKE TECHNOLOGY CORP
filed 2003-02-26
CIK 1076534

UNITED STATES
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

We settled in full with the Plaintiff by paying $20,000 and issuing 2,000,000 shares of our common stock to Barry Bhangoo, the principal of Oyster Software.

On January 31, 2003 we received notice from Gordon & Rees, LLP a law firm located in San Francisco, California, that they were owed a total of $106,719.64 for services rendered to us. To date, no litigation has been served upon us for such amount.

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

Item 6.      Selected Financial Data

	Twelve Months Ended October 31, 2002	Twelve Months Ended October 31, 2001	Twelve Months Ended October 31, 2000	Twelve Months Ended October 31, 1999
STATEMENT OF OPERATIONS DATA:

Total revenues	$ 1,715,387	1,551,609	1,999,103	1,144,122
Operating expenses	1,040,707	742,016	1,055,268	451,797
Gross profit from operations	674,680	809,593	943,835	550,213
General and administrative expenses	1,831,183	2,403,982	1,845,828	3,152,748
Income (loss) from operations	1,480,183	(1,849,663)	(1,172,516)	(2,683,450)
Other income (expense)	(70,151)	(29,716)	107,272	(2,954)
Net Loss	$(1,550,334)	(1,879,379)	(1,065,244)	(2,686,404)

OTHER DATA:

EBITDA (1)	$(1,362,675)	(1,688,939)	(909,016)	(2,541,338)
Net cash provided (used) by operating activities	(447,540)	(313,658)	82,038	(229,254)
Net cash provided (used) by investing activities	(35,408)	(240,471)	(110,251)	(104,140)
Net cash provided (used) in financing activities	501,500	513,170	(8,695)	397,503
Net book value per share	(.02)	(.01)	.02	0.03
Basic earnings (loss) per share	(.04)	(.21)	.01	.26

BALANCE SHEET DATA:

Cash and cash equivalents	$18,587	35	40,994	77,904
Total assets	$409,275	573,040	465,924	485,673
Current liabilities	$1,077,349	679,719	242,830	44,175
Total liabilities	$1,736,008	928,332	682,366	103,988
Stockholders' equity	$(1,326,733)	(355,292)	216,441	381,685
Total liability and equity	$409,275	573,040	465,925	485,673

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

We expanded our research and development of new services during the year ended October 31, 2002. These costs increased 27% from $255,274 to $323,680. The new services are captioned in the outlook section.

Interest expense increased 136%, from $29,716 to $70,151, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

        The net loss of the Company had an 18% decrease as compared to the prior year, or $(1,550,334) for fiscal 2002 and $(1,879,379) for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

Year Ended
	Oct. 31, 2002	Oct. 31, 2001
Net cash provided (used) by continuing operating activities	$ (447,540)	$ (313,658)
Net cash provided (used) by investing activities	$ (35,408)	$ (240,471)
Net cash provided (used) by financing activities	$ 501,500	$ 513,170
Working Capital	$ (1,036,419)	$ (629,592)
Total Debt	$ 1,736,008	$ 928,332
Shareholder's equity	$ (1,326,733)	$ (355,292)

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

Name	Age	With Company Position

David L. Smith, Jr.(1)	46	President, Chief Financial Officer Chief Executive Officer, and Director

Jack M. Webb, Jr.(2)	47	Former President, Chief Operating Officer and Director

Russell J. Jones (3)	35	Secretary

(1)	David L. Smith, Jr. was appointed as our President on January 29, 2003
(2)	Jack M. Webb, Jr. was removed as President , Chief Operating Officer and from our Board of Directors on January 29, 2003.
(3)	Russell J. Jones was appointed as our Secretary on January 29, 2003.

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

Compliance with Section 16(a) of the Exchange Act

We have not filed Form 5's for our fiscal year ending December 31, 2002.

Item 11.      Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position	Year	Salary	Bonus	Other Compensation	Annual Long Term Compensation

David L. Smith Jr. (1) President, CEO and Director	2002	$185,602.51	-0-
	2001	$136,500	-0-	(1)	-0-
	2000	$150,000	-0-	(1)	-0-

Edwin Foster, Jr.(2)(3) Former Secretary And Director	2002	$ 133,268	-0-	-0-	-0-
	2001	$ 11,060	-0-	-0-	-0-
	2000	$ 72,020	-0-	-0-	-0-

Ryan Brown(4)	2002	$ 72,588	-0-	-0-	-0-
Programmer and Former Director	2001	$ 83,846	-0-	-0-	-0-
	2000	$ 92,923	-0-	-0-	-0-

Jack Webb (5) Former President, Former COO Former Secretary, Former Treasurer and Former Director	2002	$110,384
	2001	$3,846	-0-	-0-	-0-

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

Name of Beneficial Owner/ Identity of Group	Number of Shares of Common Stock Beneficially Owned	% of Beneficial Ownership

CEDE & Co.	59,035,881	63.81%

David L. Smith, Jr. President, CFO, CEO and Director	17,200,000	18.59%

Jack M. Webb, Jr. Former President, Former COO, Former Secretary, Former Treasurer and Former Director	6,000,000	6.48%

Ryan Brown Former Director	1,500,057	1.62%

Russell J. Jones Secretary	142	*

All current executive officers And directors as a group (2 persons)	59,036,023	63.81%

*       Less than one (1%) percent.

The persons named in the table have sole voting and investment power with respect to all shares of common stock.

Item 13.      Certain Relationships and Related Transactions.

We made loans to Ed during May and June 2000 totaling $22,932. The loans accrue interest at the rate of 7.5% per annum and all accrued interest and principal were payable in full on or before October 31, 2001. At the time of Ed’s resignation in 2002, his loans to us were forgiven in lieu of any other severance compensation.

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

Item 15.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that , as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us , including our consolidated subsidiary, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith DAVID L. SMITH President, Chief Executive Officer and Director

Dated:    February 25 , 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David L. Smith, Jr. David L.Smith, Jr.	Chairman of the Board of Direcotrs, Chief Executive Officer	Dated: February 25 , 2003

By:	/s/ Russel J. Jones Russell J. Jones	Secretary	Dated: February 25 , 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I David L. Smith, Jr. certify that:

1.	I have reviewed this amended annual report on Form 10-K of Roanoke Technology Corp.

2.	Based on my knowledge, this amended yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this amended yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this amended yearly report (the “Evaluation Date”); and

c)	presented in this amended yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this amended yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February 25, 2003

/s/ David L. Smith David L. Smith Chief Executive Officer, Chief Financial Officer