Form 10-Q
period 2003-01-31
ROANOKE TECHNOLOGY CORP
filed 2003-03-24
CIK 1076534

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     |X|  QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
          SECURITIESEXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2003

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

                                 (252) 537-9222
              (Registrant's telephone number, including area code)

                                 Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 24, 2003, we had 125,235,605 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2003 are not necessarily indicative of results that may be expected for the year ending October 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #
  Balance Sheets                                  1 - 2
     As of January 31, 2003 and 2002

     Statements of Operations                         3
     For the Three Months Ended
     January 31, 2003 and 2002


  Statement of Stockholders'Equity                4 - 5
     As of January 31, 2003

     Statements of Cash Flow                          6
     For the Three Months Ended
     January 31, 2003 and 2002

Notes to the Financial Statements                7 - 12

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                   As of January 31, 2003 and October 31, 2002

                                     ASSETS
                                              2003                       2002
                                          ------------               ------------
CURRENT ASSETS
  Cash                                    $    29,472                $    18,587
  Accounts receivable                               0                     10,524
  Less: allowance for doubtful accounts             0                     (3,500)
  Prepaid Insurance                             8,859                     13,289
  Employee advances   0                         2,030
                                          ------------               ------------
     Total Current Assets                      38,331                     40,930
PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       552,628                    552,628
   Less: accumulated depreciation            (214,640)                  (198,033)
                                          ------------               ------------

      Total Property and Equipment            337,988                    354,595

OTHER ASSETS

   Organization costs                           1,000                      1,000
   Loan origination costs                      13,927                     13,927
   Goodwill                                    19,614                     19,614
   Software                                   313,000                    313,000
   Less: Accumulated amortization            (347,541)                  (347,541)
                                          ------------               ------------
   Net intangibles                                  0                          0
   Deposits                                     5,250                      5,250
   Officers' receivable                         8,500                      8,500
                                          ------------               ------------
      Total Other Assets                       13,750                     13,750
           TOTAL ASSETS                   $   390,069                $   409,275
                                          ============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses  $   352,565                $   396,662
   Payroll tax and penalty payable             591,780                   600,910
   Credit card payable                          9,784                      9,784
   Current maturity of long-term debt          83,813                     69,993
                                          ------------               ------------
Total current liabilities                   1,037,942                  1,077,349
LONG TERM LIABILITIES
   Long term debt                             361,817                    290,652
   Debenture bond                             362,250                    438,000
   Less: current portion                      (83,813)                   (69,993)
                                          ------------               ------------
     Total long term liabilities              640,254                    658,659
                                          ------------               ------------
       TOTAL LIABILITIES                    1,678,196                  1,736,008

STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    59,059,057 and 38,337,597 issued
    and outstanding, respectively               8,836                      5,906
   Additional paid-in capital               6,496,932                  6,307,696
   Allowance for long-term
     Stock compensation                       (75,428)                  (153,429)
   Retained earnings                       (7,718,467)                (7,486,906)
                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY          (1,288,127)                (1,326,733)
                                          ------------               ------------
       TOTAL LIABILITIES AND EQUITY       $   390,069                $   409,275
                                          ============               ============

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Three Months Ended January 31, 2003 and 2002



                                              2003                       2002
                                          ------------               ------------
REVENUE
  Sales                                   $   393,941                $   391,464
  Cost of sales                              (300,946)                  (248,131)
                                          ------------               ------------
GROSS PROFIT                                   92,995                    143,333

GENERAL & ADMINISTRATIVE EXPENSES            (260,719)                  (476,471)
RESEARCH & DEVELOPMENT                        (49,423)                   (65,024)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION                 (217,147)                  (398,162)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (14,414)                    (7,919)
                                          ------------               ------------
   Total Other                                (14,414)                    (7,919)
                                          ------------               ------------

NET INCOME (LOSS)                         $   (231,561)               $ (406,081)
                                          ============               ============

NET EARNINGS PER SHARE

   Basic Net loss per share                       (*)                     (.01)
   Fully diluted Net Loss per share               (*)                     (.01)

Basic and fully diluted Weighted Average
  Number of Common Shares Outstanding       73,708,295                34,337,597

         * Less Than (.01) per share.

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of January 31, 2003


                                                                      ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)

                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           5,000,000       500       49,500                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

                                        4

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for prepaid
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)

                           ---------------------------------------------------------------------------

Balance at October 31, 2001    38,337,597    $3,834   $5,782,645  $ (205,199) $ (5,936,572)$ (355,292)

                           ---------------------------------------------------------------------------

Stock issued for services      14,300,000     1,430      321,520                              322,950

Stock issued in debenture
   bond conversion              4,321,460       432       46,741                               47,173

Stock issued for
   Litigation settlement        2,100,000       210      156,790                              157,000

Allowance for prepaid
   stock compensation                                                51,770                    51,770

Net Loss                                                                      (1,550,334)  (1,550,334)
                           ---------------------------------------------------------------------------

Balance at October 31, 2002    59,059,057     5,906     6,307,696  (153,429)  (7,486,906)  (1,326,733)

Stock issued in debenture
   bond conversion             29,298,475     2,930       189,237                             192,167

Allowance for prepaid
   Stock compensation                                                78,000                    78,000

Net Loss                                                                        (231,561)    (231,561)

                           ---------------------------------------------------------------------------


                               88,357,532 $   8,836    $6,496,933 $ (75,429) $(7,718,467) $(1,288,127)
                           ===========================================================================

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Three Months ending January 31, 2003 and 2002


                                                         2003                   2002
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $  (231,561)           $  (406,081)

   Adjustments  to  reconcile  net
   income to net cash provided by (used in) operating activities:

   Depreciation and amortization                          16,607                 43,049
   Compensation in the form of stock                      78,000                104,376
  (Increase) decrease in accounts receivable               7,024                (34,912)
  (Increase) decrease in employee advance                  2,030                 (1,405)
  (Increase) decrease in officers' receivable                  0                (38,189)
  (Increase) decrease in prepaid expense                   4,430                      0
   Increase (decrease) in payables & accrued expenses    (53,227)               201,702
   Increase (decrease) in accrued interest and costs     107,386                 19,063
   Increase (decrease) in credit card payable             (7,804)                   (19)
   Increase (decrease) in officer loan                         0                 15,000
                                                     ------------           ------------
      Total adjustments to net income                    154,446                387,853
                                                     ------------           ------------

   Net cash flows from operations                        (77,115)               (18,228)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                           0                      0
                                                     ------------           ------------
   Net cash flows from investing                               0                      0
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                                  0                      0
   Proceeds from debenture bond                           88,000                      0
   Proceeds from issuance of common stock                      0                      0
   Proceeds from short-term note payable                       0                      0
   Payments on notes                                           0                      0
                                                     ------------           ------------

   Net cash flows from financing                          88,000                      0
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                        10,885                (18,228)
   Cash at beginning of year                              18,587                     35
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                 $ 29,472               $(18,193)
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

Items of uncertainty include the Company's liabilities with regard to its payroll tax liability of $600,910 and its Small Business Administration loan with a principal balance of $270,807 and accrued interest of $48,290. The Company is currently in default of these liabilities and is in negotiations regarding resolution of these matters. The outcome of these negotiations is uncertain as of October 31, 2002. If the Company is not successful in these negotiations, there is substantial doubt as to the ability of the Company to continue as a going concern.

3. Accounts Receivable and Customer Deposits:
   ------------------------------------------

Accounts receivable historically have been immaterial as The Company's policy is to have the internet services provided paid for in advance. As of the balance sheet date there were no deposits paid in advance.

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

The Company also leases its phone systems, internet lines and various equipment .. The lease terms are month to month leases.
For this reason, The Company considers all of these types of lease arrangements as operating. Currently the lease costs are at $33,800 per year and shown as part of cost of sales.

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

13. Required Cash Flow Disclosure for Interest and Taxes Paid:
    ----------------------------------------------------

The Company paid interest in the amount of $3,434 during the quarter ended January 31, 2003. The Company had no income tax payments due and did not pay any income tax amounts during the period.

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

16. Employee stock option:
    ----------------------

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

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, our revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, we were building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999, 2000, 2001, and 2002 we had gross revenue of $1,144,122, $1,999,103,
$1,551,609, and $1,715,387 respectively .

THE THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2002

Revenues for the first quarter of fiscal years 2003 and 2002 were $393,941 and $391,464, respectively. Depreciation and amortization expenses decreased to $16,607 or 7% of revenues from $43,049 or 11% of revenues because of certain assets that have been completely depreciated or amortized.

Research and development costs decreased to $49,423 or 13% of revenues from $65,024 or 17% of revenues.

The loss from operations decreased from a loss of $406,081 or 104% of revenues to a loss of $231,561 or 59% of revenues. Management believes that this decrease in loss is due to several cost cutting measures and restructuring of the employee base.

LIQUIDITY AND CAPITAL  RESOURCES

Cash outflows from operating activities were ($77,115) for the three months ended January 31, 2003 as compared with cash outflows of ($18,228) in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($0) in the prior year's quarter.

Outlook

Considerable effort has been put into concentrating on two key areas since the close of our fiscal year: increasing sales and reducing expenses. Several non-revenue positions have either been eliminated or moved to revenue-producing activities. We continue to look at every opportunity to reduce our cost structure without sacrificing the quality of our service offering. Our hardware infrastructure is adequate to support our projected growth and we do not anticipate any major expenditure in this area during the 2002-2003 fiscal year.

Top-10 Promotions December 2002 sales were up twenty percent over December 2001 sales. Sales for January 2003 were up by one percent over January 2002. We expect to see sales continue to be up over same-month sales from the previous year. We are continuing to give attention to increasing the productivity of our sales force. Training sessions are conducted daily with all newly hired employees that help them become a contributor to our revenues in a much shorter time frame than they had historically.

By focusing on increasing sales of our flagship product, Top-10 Promotions, introducing our newest modules of RTC Hosting, and by introducing RTC FunDrive, we expect to enjoy increased sales over the same previous periods for the foreseeable future. By examining every opportunity to reduce cost, we are making significant improvements in our cost to serve. The combination of improvements to these two key areas will continue to be our driving force in order that we can provide a fair return to all of our stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

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

          None.

Item 5 - Other Information

         None.

Item 6  - Exhibits and Reports on Form 8-K

   a. Exhibits
        99.1   Certification of David L. Smith, Jr., CEO and CFO

   b.   Reports on Form 8-K None.

        No reports on Form 8-K were filed for this quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE TECHNOLOGY CORP.

             /s/ David L. Smith
      By:  -------------------------------------
           DAVID L. SMITH Chairman of the Board
           of Directors, CEO and CFO

Dated:   March 24, 2003

             /s/ Russel J. Jones
      By:       -------------------------------------
                 Russel J. Jones
                 Secretary

Dated: March 24, 2003

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     March 24, 2003

/s/    David L. Smith
------------------------------------------------
David L. Smith
Chief Executive Officer, Chief Financial
Officer