Form 10-Q
period 2003-04-30
ROANOKE TECHNOLOGY CORP
filed 2003-06-19
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X|  QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
          SECURITIESEXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 19, 2003, we had 149,994,835 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2003 are not necessarily indicative of results that may be expected for the year ending October 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.



FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Balance Sheets                              1 - 2
     As of April 30, 2003 and 2002

     Statements of Operations                    3
     For the Three Months Ended
     April 30, 2003 and 2002


     Statement of Stockholders'Equity            4 - 5
     As of April 30, 2003

     Statements of Cash Flow                     6
     For the Three Months Ended
     April 30, 2003 and 2002

     Notes to the Financial Statements           7 - 12















                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                    As of April 30, 2003 and October 31, 2002

                                         ASSETS

                                              2003                2002
                                          ------------       ------------
CURRENT ASSETS
  Cash                                         $    25,217        $    18,587
  Accounts receivable                                    0             10,524
  Less: allowance for doubtful accounts                  0             (3,500)
  Prepaid Insurance                                  4,435             13,289
  Employee advances                                      0              2,030
                                               -----------        -----------
     Total Current Assets                           29,652             40,930

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements            552,628            552,628
   Less: accumulated depreciation                 (231,247)          (198,033)
                                               -----------        -----------

      Total Property and Equipment                 321,381            354,595

OTHER ASSETS

   Organization costs                                1,000              1,000
   Loan origination costs                           13,927             13,927
   Goodwill                                         19,614             19,614
   Software                                        313,000            313,000
   Less: Accumulated amortization                 (347,541)          (347,541)
                                               -----------        -----------
   Net intangibles                                       0                  0
   Deposits                                          5,250              5,250
   Officers' receivable                              8,500              8,500
                                               -----------        -----------
      Total Other Assets                            13,750             13,750

           TOTAL ASSETS                        $   364,783        $   409,275
                                               ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable and accrued expenses       $   309,659        $   396,662
   Payroll tax and penalty payable                 782,693            600,910
   Credit card payable                               5,052              9,784
   Current maturity of long-term debt              270,807             69,993
                                               -----------        -----------
      Total current liabilities                  1,368,211          1,077,349

LONG TERM LIABILITIES

   Long term debt                                  270,807            290,652
   Debenture bond                                  282,081            438,000
   Less: current portion                          (270,807)           (69,993)
                                               -----------        -----------
     Total long term liabilities                   282,081            658,659
                                               -----------        -----------
       TOTAL LIABILITIES                         1,650,292          1,736,008

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    127,572,716 and 59,059,057 issued
    and outstanding, respectively                   12,757              5,906
   Additional paid-in capital                    6,683,180          6,307,696
   Allowance for long-term
     Stock compensation                            (58,857)          (153,429)
   Retained earnings                            (7,922,589)        (7,486,906)
                                               -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY               (1,285,509)        (1,326,733)
                                               -----------        -----------

       TOTAL LIABILITIES AND EQUITY            $   364,783        $   409,275
                                               ===========        ===========


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Six Months Ended April 30, 2003 and 2002

                                                    2003                 2002
                                                ------------         ------------
REVENUE
  Sales                                        $     697,570        $     855,003
  Cost of sales                                     (494,681)            (540,719)
                                               -------------        -------------
GROSS PROFIT                                         202,889              314,284

GENERAL & ADMINISTRATIVE EXPENSES                   (494,148)            (962,202)
RESEARCH & DEVELOPMENT                              (105,997)             (66,673)
                                               -------------        -------------
INCOME (LOSS) FROM OPERATION                        (397,256)            (714,591)

OTHER INCOME AND (EXPENSE)

   Interest - net                                    (38,427)             (10,301)
                                               -------------        -------------
   Total Other                                       (38,427)             (10,301)
                                               -------------        -------------

NET INCOME (LOSS)                              $    (435,683)       $    (724,892)
                                               =============        =============

NET EARNINGS PER SHARE

   Basic Net loss per share                              (*)                 (.02)
   Fully diluted Net Loss per share                      (*)                 (.02)

Basic and fully diluted Weighted Average
  Number of Common Shares Outstanding            113,809,057           35,387,597


* Less than (.01) per share



                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Three Months Ended April 30, 2003 and 2002

                                              2003                2002
                                          ------------        ------------
REVENUE
  Sales                                    $ 303,629           $ 463,538
  Cost of sales                             (193,735)           (292,587)
                                           ---------           ---------
GROSS PROFIT                                 109,894             170,951

GENERAL & ADMINISTRATIVE EXPENSES           (233,429)           (485,731)
RESEARCH & DEVELOPMENT                       (56,574)             (1,649)
                                           ---------           ---------
INCOME (LOSS) FROM OPERATION                (290,003)           (316,429)

OTHER INCOME AND (EXPENSE)

   Interest - net                            (24,013)             (2,383)
                                           ---------           ---------
   Total Other                               (24,013)             (2,383)
                                           ---------           ---------

NET INCOME (LOSS)                          $(314,016)          $(318,812)
                                           =========           =========


                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of April 30, 2003

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)

                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           5,000,000       500       49,500                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240


Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for deferred
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)

                           ---------------------------------------------------------------------------
Balance at October 31, 2001    38,337,597    $3,834   $5,782,645  $ (205,199) $ (5,936,572)$ (355,292)
                           ---------------------------------------------------------------------------

Stock issued for services      14,300,000     1,430      321,520                              322,950

Stock issued in debenture
   bond conversion              4,321,460       432       46,741                               47,173

Stock issued for
   Litigation settlement        2,100,000       210      156,790                              157,000

Allowance for deferred
   stock compensation                                                51,770                    51,770

Net Loss                                                                      (1,550,334)  (1,550,334)
                           ---------------------------------------------------------------------------

Balance at October 31, 2002    59,059,057     5,906     6,307,696  (153,429)  (7,486,906)  (1,326,733)

Stock issued in debenture
   bond conversion             60,513,659     6,051       266,284                             272,335

Stock issued for services       8,000,000       800       109,200                             110,000

Allowance for deferred
   Stock compensation                                                 94,572                   94,572

Net Loss                                                                        (435,683)    (435,683)

                           ---------------------------------------------------------------------------
Balance at April 30, 2003      127,572,716  $ 12,757   $6,683,180 $ (58,857) $(7,922,589) $(1,285,509)
                           ===========================================================================


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Six Months ending April 30, 2003 and 2002

                                                         2003                   2002
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $  (435,683)           $  (724,892)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                          33,213                 39,655
   Compensation in the form of stock                     204,571                357,149
  (Increase) decrease in accounts receivable               7,024                (92,561)
  (Increase) decrease in employee advance                  2,030                  2,019
  (Increase) decrease in officers' receivable                  0                 39,842
  (Increase) decrease in prepaid expense                   8,854                      0
   Increase (decrease) in payables & accrued expenses    103,353                359,527
   Increase (decrease) in credit card payable             (4,732)                     0
   Increase (decrease) in officer loan                         0                 15,000
                                                     ------------           ------------
      Total adjustments to net income                    354,313                720,631
                                                     ------------           ------------

   Net cash flows from operations                        (81,370)                (4,261)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                           0                      0
                                                     ------------           ------------
   Net cash flows from investing                               0                      0
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debenture bond                           88,000                      0
   Payments of principal on note payable                       0                      0
                                                     ------------           ------------
   Net cash flows from financing                          88,000                      0

                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                         6,630                  4,261
   Cash at beginning of year                              18,587                     35
                                                     ------------           ------------
CASH BALANCE AT APRIL 30, 2002 AND 2001                 $ 25,217               $  4,296
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

Items of uncertainty include the Company's liabilities with regard to its payroll tax liability in excess of $700,000 and its Small Business Administration loan with a principal balance of $270,807 plus accrued interest. The Company is currently in default of these liabilities and is in negotiations regarding resolution of these matters. The outcome of these negotiations is uncertain as of October 31, 2002. If the Company is not successful in these negotiations, there is substantial doubt as to the ability of the Company to continue as a going concern.

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

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, was 11.50% per year and has since been renegotiated with Aurora Loan Services, Inc. to 8.50%. The note was originated with a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by the loan agreement and has used personal as well as Company assets as collateral. The Company is currently in 22 months in default on the note and is currently renegotiating terms in order to prevent foreclosure of the note payable. , During the July quarter of 1998, the Company entered into a note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through the maturity date of June, 2003.

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

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that The Company is indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. The Company has filed a counter-claim in response to this action. Representation for The Company has not determined the likeliness that the plaintiff will be successful with the complaint. The management of The Company asserts that the complaint will not have a material adverse affect on The Company's results of operations, financial position or liquidity.

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

Primarily as a result of the acquisition of Top-10 Promotions, Inc. on May 28, 1998, our revenue has been generated from the sale of services of Top-10 Promotions, Inc. as of the date of acquisition. The acquisition was accounted for using the purchase method of accounting and the results of operations of Top-10 Promotions, Inc. from the date of purchase are included in the financial statements. In the first year of business activity, we were building a sales team and experienced gross revenue of $54,032. During the years ended October 31, 1999, 2000, 2001, and 2002 we had gross revenue of $1,144,122, $1,999,103,
$1,551,609, and $1,715,387 respectively.

THE THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001

Revenues for the quarter of fiscal years 2003 and 2002 were $303,629 and $463,538, respectively. Management attributes this decline primarily to be immaterial. We have engaged consultants to assist with our growth.

Cost of sales was $193,735 or 63% of revenues as compared to $292,587 or 63% of revenues in the prior year. The stability as a percentage of sales is attributable primarily to the constancy of our sales personnel.

General and administrative costs decreased from $485,731 or 105% of revenues in the prior year quarter to $233,429 or 77% of revenues. This reduction is a direct result of a decrease in administrative overhead in the form of salaries paid.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($81,370) for the three months ended April 30, 2003 as compared with cash outflows of ($4,261) in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($0) in the prior year's quarter.

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

Item 4.  Controls and Procedures
--------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that The Company is indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. The Company has filed a counter-claim in response to this action. Representation for The Company has not determined the likeliness that the plaintiff will be successful with the complaint. The management of The Company asserts that the complaint will not have a material adverse affect on The Company's results of operations, financial position or liquidity.

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
           DAVID L. SMITH Chairman of the Board
           of Directors, CEO and CFO

Dated:   June 19, 2003

          /s/    Russell J. Jones
      By: -------------------------------------
                 Russell J. Jones
                 Secretary

Dated: June 19, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, David L. Smith certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     June 19, 2003

/s/  David L. Smith
------------------------------------------------
David L. Smith
Chief Executive Officer, Chief Financial
Officer