Form 10-Q
period 2003-07-31
ROANOKE TECHNOLOGY CORP
filed 2003-09-22
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X|  QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 22, 2003, we had 200,334,893 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2003 are not necessarily indicative of results that may be expected for the year ending October 31, 2003. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Balance Sheets                              1 - 2
     As of July 31, 2003 and
     October 31, 2002

     Statements of Operations                    3
     For the Nine Months Ended
     July 31, 2003 and 2002


     Statements of Operations                    4
     For the Three Months Ended
     July 31, 2003 and 2002

     Statement of Stockholders'Equity            5 - 6
     As of July 31, 2003

     Statements of Cash Flow                     7
     For the Nine Months Ended
     July 31, 2003 and 2002

     Notes to the Financial Statements           8 - 13


                             ROANOKE TECHNOLOGY CORPORATION
                                     AND SUBSIDIARY
                                     BALANCE SHEETS
                        As of July 31, 2003 and October 31, 2002

                                         ASSETS

                                              2003              2002
                                          ------------      ------------
CURRENT ASSETS
  Cash                                    $     5,997       $    18,587
  Accounts receivable                               0            10,524
  Less: allowance for doubtful accounts             0            (3,500)
  Prepaid Insurance                                 0            13,289
  Employee advances                                 0             2,030
                                          -----------       -----------
     Total Current Assets                       5,997            40,930

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       552,628           552,628
   Less: accumulated depreciation            (247,853)         (198,033)
                                          -----------       -----------

      Total Property and Equipment            304,775           354,595

OTHER ASSETS

   Deposits                                     5,250             5,250
   Officers' receivable                         8,500             8,500
                                          -----------       -----------
      Total Other Assets                       13,750            13,750

           TOTAL ASSETS                   $   324,522       $   409,275
                                          ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses  $   283,978       $   396,662
   Payroll tax and penalty payable            755,247           600,910
   Credit card payable                              0             9,784
   Current maturity of long-term debt         270,807            69,993
                                          -----------       -----------
      Total current liabilities             1,310,032         1,077,349

LONG TERM LIABILITIES

   Long term debt                             270,807           290,652
   Debenture bond                             282,081           438,000
   Less: current portion                     (270,807)          (69,993)
                                          -----------       -----------
     Total long term liabilities              282,081           658,659
                                          -----------       -----------
       TOTAL LIABILITIES                    1,592,113         1,736,008

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    127,572,716 and 59,059,057 issued
    and outstanding, respectively              12,757             5,906
   Additional paid-in capital               6,683,180         6,307,696
   Allowance for long-term
     Stock compensation                        (6,857)         (153,429)
   Retained earnings                       (7,956,671)       (7,486,906)
                                          -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY          (1,267,592)       (1,326,733)
                                          -----------       -----------

       TOTAL LIABILITIES AND EQUITY       $   324,522       $   409,275
                                          ===========       ===========


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Nine Months Ended July 31, 2003 and 2002

                                              2003                     2002
                                          ------------             ------------
REVENUE
  Sales                                       $   1,041,581       $   1,270,989
  Cost of sales                                    (711,982)           (758,001)
                                              -------------       -------------
GROSS PROFIT                                        329,599             512,988

GENERAL & ADMINISTRATIVE EXPENSES                  (631,944)         (1,401,852)
RESEARCH & DEVELOPMENT                             (120,537)           (154,173)
                                              -------------       -------------
INCOME (LOSS) FROM OPERATION                       (422,882)         (1,043,037)

OTHER INCOME AND (EXPENSE)

   Interest - net                                   (46,883)            (22,892)
                                              -------------       -------------
   Total Other                                      (46,883)            (22,982)
                                              -------------       -------------

NET INCOME (LOSS)                             $    (469,765)      $  (1,065,929)
                                              =============       =============

NET EARNINGS PER SHARE

   Basic Net loss per share                             (*)                (.03)
   Fully diluted Net Loss per share                     (*)                (.03)

Basic and fully diluted Weighted Average
  Number of Common Shares Outstanding           113,809,057          36,312,597

* Less than (.01) per share


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Three Months Ended July 31, 2003 and 2002




                                            2003               2002
                                       ------------        ------------
REVENUE
  Sales                                  $ 344,011          $ 415,987
  Cost of sales                           (217,301)          (217,282)
                                         ---------          ---------
GROSS PROFIT                               126,710            198,705

GENERAL & ADMINISTRATIVE EXPENSES         (137,796)          (439,650)
RESEARCH & DEVELOPMENT                     (14,540)           (87,500)
                                         ---------          ---------
INCOME (LOSS) FROM OPERATION               (25,626)          (328,445)

OTHER INCOME AND (EXPENSE)

   Interest - net                           (8,456)           (12,591)
                                         ---------          ---------
   Total Other                              (8,456)           (12,591)
                                         ---------          ---------

NET INCOME (LOSS)                        $ (34,082)         $(341,036)
                                         =========          =========

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of July 31, 2003

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                             -----------------------------------------------------------------------------
Issuance for services          1,525,000    $   153   $    59,323  $        0  $          0   $     59,476
Acquisition                      500,000         50        19,450                                   19,500
First offering                   800,000         80        19,920                                   20,000
Second offering                1,000,000        100        49,900                                   50,000
Third offering                   880,000         88        87,912                                   88,000
Stock compensation             3,175,000        318       123,507                                  123,825
Net loss for the year                                                             (305,545)      (305,545)
                             -----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000    $   789   $   360,012  $        0  $  (305,545)   $     55,256

Third offering                 1,349,572        135       354,635                                  354,770
Issuance for consulting fees     250,000         25        24,975                                   25,000
Officer compensation             850,000         85     1,991,165                                1,991,250
Asset acquisition                999,111         99       629,901                                  630,000
Stock issued for services          1,500                   11,813                                   11,813
Net loss for the year                                                           (2,686,404)    (2,686,404)
                             -----------------------------------------------------------------------------
Balance at October 31,1999    11,330,183    $ 1,133   $ 3,372,501  $        0  $(2,991,949)   $    381,685

Officer compensation           1,500,000        150       899,850                                  900,000

Net loss for the year                                                           (1,065,244)    (1,065,244)
                             -----------------------------------------------------------------------------

Balance at October 31, 2000   12,830,183    $ 1,283   $ 4,272,351  $        0  $(4,057,193)   $    216,441

Stock issued for cash          5,000,000        500        49,500                                   50,000

Reverse stock split         (11,854,443)    (1,185)         1,185                                        0

Stock issued for cash          3,000,000        300       174,700                                  175,000

Officer compensation           5,200,000        520       811,720                                  812,240


Stock issued for services      4,161,857        416       455,189                                  455,605


Stock issued to retire
 short-term note payable      20,000,000      2,000        18,000                                   20,000

Allowance for deferred
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)    (1,879,379)
                             -----------------------------------------------------------------------------

Balance at October 31, 2001   38,337,597    $ 3,834   $ 5,782,645  $(205,199)  $(5,936,572)   $  (355,292)
                             -----------------------------------------------------------------------------

Stock issued for services     14,300,000      1,430       321,520                                  322,950

Stock issued in debenture
   bond conversion             4,321,460        432        46,741                                   47,173

Stock issued for
   Litigation settlement       2,100,000        210       156,790                                  157,000

Allowance for deferred
   stock compensation                                                  51,770                       51,770

Net Loss                                                                        (1,550,334)    (1,550,334)
                             -----------------------------------------------------------------------------

Balance at October 31, 2002   59,059,057      5,906     6,307,696   (153,429)   (7,486,906)    (1,326,733)

Stock issued in debenture
   bond conversion            60,513,659      6,051       266,284                                  272,335

Stock issued for services      8,000,000        800       109,200                                  110,000

Allowance for deferred
   Stock compensation                                                 146,572                      146,572

Net Loss                                                                          (469,765)      (469,765)
                             -----------------------------------------------------------------------------

Balance at July 31, 2003     127,572,716    $12,757   $ 6,683,180  $  (6,587)  $(7,956,671)   $(1,267,592)
                             =============================================================================


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Nine Months ending July 31, 2003 and 2002

                                                          2003               2002
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                  $  (469,765)      $(1,065,929)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                           49,820            99,311
   Compensation in the form of stock                      256,571           514,119
  (Increase) decrease in accounts receivable                7,024          (111,107)
  (Increase) decrease in employee advance                   2,030            (7,665)
  (Increase) decrease in officers' receivable                   0            39,934
  (Increase) decrease in prepaid expense                   13,289           (17,718)
   Increase (decrease) in payables & accrued expenses      50,225           253,269
   Increase (decrease) in credit card payable              (9,784)                0
   Increase (decrease) in officer loan                          0                 0
                                                      -----------       -----------
      Total adjustments to net income                     369,175           770,143
                                                      -----------       -----------

   Net cash flows from operations                        (100,590)         (295,786)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                            0           (16,313)
                                                      -----------       -----------
   Net cash flows from investing                                0           (16,313)
                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debenture bond                            88,000           328,500
   Payments of principal on note payable                        0                 0
                                                      -----------       -----------
   Net cash flows from financing                           88,000           328,500

                                                      -----------       -----------
CASH RECONCILIATION

   Net increase (decrease) in cash                        (12,590)           16,401
   Cash at beginning of year                               18,587                35
                                                      -----------       -----------
CASH BALANCE AT JULY 31, 2003 AND 2002                $     5,997       $    16,436
                                                      ===========       ===========


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

The Company has a concentration of revenue dependency on a limited number of services.

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

9. Stockholders' Equity:
   ---------------------

Preferred Stock
---------------

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. As of July 31, 2003, none of these shares had been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

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

12.Deferred Tax Assets and Liabilities:
    --------------------------------------------------

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

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that The Company is indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. The Company has filed a counter-claim in response to this action. Representation for The Company has not determined the likeliness that the plaintiff will be successful with the complaint. The management of The Company asserts that the complaint will not have a material adverse affect on The Company's results of operations, financial position or liquidity.

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

THE THREE MONTHS ENDED July 31, 2003 COMPARED TO THE THREE MONTHS ENDED July 31, 2002

Revenues for the quarter of fiscal years 2003 and 2002 were $344,011 and $415,987, respectively. Management attributes this decline primarily to be immaterial. We have engaged consultants to assist with our growth.

Cost of sales was $217,301 or 36.8% of revenues as compared to $217,282 or 47.8% of revenues in the prior year. The decrease as a percentage of sales is attributable primarily to the improved performance of our sales personnel.

General and administrative costs decreased from $439,650 or 106% of revenues in the prior year quarter to $137,796 or 40% of revenues. This reduction is a direct result of a decrease in administrative overhead in the form of salaries paid.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash outflows from operating activities were ($100,590) for the three months ended July 31, 2003 as compared with cash outflows of ($295,786)in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($16,313) in the prior year's quarter.

Outlook

Considerable effort has been put into concentrating on two key areas since the close of our fiscal year: increasing sales and reducing expenses. Several non-revenue positions have either been eliminated or moved to revenue-producing activities. We continue to look at every opportunity to reduce our cost structure without sacrificing the quality of our service offering. Our hardware infrastructure is adequate to support our projected growth and we do not anticipate any major expenditure in this area during the 2003-2004 fiscal year.

We are continuing to give attention to increasing the productivity of our sales force. Training sessions are conducted daily with all newly hired employees that help them become a contributor to our revenues in a much shorter time frame than they had historically.

By focusing on increasing sales of our flagship product, Top-10 Promotions, introducing our newest modules of RTC Hosting, RTC Click, and RTC FunDrive, we expect to enjoy increased sales over the same previous periods for the foreseeable future. By examining every opportunity to reduce cost, we are making significant improvements in our cost to serve. The combination of improvements to these two key areas will continue to be our driving force in order that we can provide a fair return to all of our stockholders.

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


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that we are indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. We have filed a counter-claim in response to this action. Our legal counsel has not determined the likeliness that the plaintiff will be successful with the complaint. The complaint will not have a material adverse affect on our results of operations, financial position or liquidity.

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

          None.

Item 5 - Other Information

         None.

Item 6  - Exhibits and Reports on Form 8-K

   a. Exhibits

        31.1   Certification of David L. Smith, Jr., CEO and CFO
        32.1   Certification of David L. Smith, Jr., CEO and CFO

   b.   Reports on Form 8-K None.

        No reports on Form 8-K were filed for this quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ROANOKE TECHNOLOGY CORP.


      By:  /s/  David L. Smith
           -------------------------------------
           DAVID L. SMITH Chairman of the Board
           of Directors, CEO and CFO

Dated:   September 22, 2003