Form 10-K
period 2003-10-31
ROANOKE TECHNOLOGY CORP
filed 2004-02-13
CIK 1076534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------

                                    FORM 10-K

                       ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from                    to
                                      -----------------     -----------------

                         Commission File Number 0-26715

                            ROANOKE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

            Florida                                           22-3558993
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                                539 Becker Drive
                      Roanoke Rapids, North Carolina             27870
               (Address of principal executive offices)        (Zip Code)


                                 (252) 537-9222
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered

     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Revenues for year ended October 31, 2003:     $

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 13, 2004, was: $6,971,970

Number of shares of the registrant's common stock outstanding as of February 13, 2004 was:1,001,024,239

Transfer Agent as of February 13, 2004:

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

Business of Issuer. Roanoke Technology Corp. is headquartered in Roanoke Rapids, North Carolina. We are a developer and marketer of a service designed to maximize and promote Internet web site presence. To put it simply, our primary business function is to make our customers' Internet web sites easy to find. Most persons searching the Web for a product or service use a search engine. Web sites often use television and print media advertising in an attempt to direct traffic to their web sites, but we utilize our own proprietary software products and knowledge regarding search engine indexing algorithms to alter our customer's web sites in ways which make the sites more appealing to the top search engines. If our customers wish to generate business from the Internet, it is important that their Web sites appear in the top 10 or 20 positions of targeted search engine indices. Basically, that is what we do. In addition, we utilize a suite of custom computer programs that allow our users to analyze and track their Web Sites "visibility". Our proprietary software analyzes high ranked sites on the targeted search engines to determine the most important key words, phrases, and other design characteristics of those sites. Our customers' web sites are then changed to reflect the preferences of those search engines and thus increase the probability that their web site will appear in the top 10 or 20 sites listed by the search engine when those search characteristics are used. Since most Web surfers ignore search results beyond the first hundred listed sites, a higher ranking almost always translates to higher visitor hits for our customers. This results in greater exposure for our customers, improved results for their web presence, and increased customer reliance on our services.

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

We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998; $2,686,404 for the year ended October 31, 1999; $1,065,244 for the year ended October 31, 2000, $1,879,379 for the year ended October 31, 2001; $1,550,334 for the year ended October 31, 2002, and _____________ for the year ended October 31, 2003.

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

SERVICES

Our services are designed to improve the visibility of our customer's web sites on the Internet.

Sales of the "Premium Plan" and its derivatives accounted for 82.6% of revenues for the fiscal year 2001 and approximately 80% of revenues for 2002. This plan is sold for $2,195. This plan was originally sold for $1,295. It was increased to $1,495 effective May 4, 2000, $1,649 effective January 1, 2002, and $2,195 effective August 7, 2002. Its goal is not to get the web site listed by the search engines, but to increase the probability that the site will be one of the first 20 sites listed by the search engines when appropriate key words are used.

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

In July 2002, we entered into an agreement with Overture, the leader in pay-for-performance search on the Internet. We are now an Overture Ambassador, which puts us in a position to manage our customers' advertising campaigns with Overture. Benefits of being an Overture Ambassador include: ability to manage multiple customer accounts from one central portal, a dedicated account representative and prioritization in Overture's editorial queue. We charge our customers a monthly fee to manage their campaigns. Fees are based on the number of keywords we manage and the number of times we monitor their bids during a 24-hour period. Monthly fees range from $80 to $580. Currently we have two customers utilizing this service.

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

TRADEMARKS

"Top 10 and Design" and "PC Beacon" are both registered trademarks with the United States Patent and Trademark Office. A trademark application for "RTCHosting" has been filed with the United States Patent and Trademark Office as well. The opposition period is completed and a notice of allowance has been issued.

PERSONNEL

We currently employ 14 full time employees. They fall into 4 different categories: 1 management, 5 sales, and 9 support personnel. Sales personnel are compensated on a base pay plus commission basis.

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


MATERIAL PROGRAMMING COSTS

We incur programming costs to maintain and improve the computer programs used internally in the conduct of our business. Most of this work has been undertaken by salaried personnel[need to update].

Material programming costs are:

             Year Ending              Year Ending              Year Ending
             Oct. 31, 2003            October 31, 2001         Oct. 31, 2001
             -------------            ----------------         -------------
Total        $                        $323,680                 $255,274


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

Item 3.      Legal Proceedings

Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in the State of North Carolina, County of Halifax Superior Court Division. On February 20, 2003 a complaint was filed which that we are indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. We have filed a counter-claim in response to this action. Our representation has not determined the likeliness that the plaintiff will be successful with the complaint. Our management asserts that the complaint will not have a material adverse affect on our results of operations, financial position or liquidity.

Gordon & Rees, LLP v. Roanoke Technology-Superior Court of California, County of San Francisco, San Francisco Judicial District Civil Division: Case No:
CGC-03-423362. Gordon & Rees, LLP a law firm located in San Francisco, California, claims that we owe them $106,719.64 for legal services rendered. They claim we were served on September 12, 2003. we have not filed a responsive pleading in this matter and the Plaintiff is attempting to perfect a default judgment in this matter.

AJW Offshore, Ltd, AJW Qualified Partners, LLC, New Millenium Capital Partners II and AJW Partners, LLC, the holders of our convertible debentures, have threatened to commence a lawsuit against us for failure to file the necessary documents to have our SB-2 Registration Statement declared effective by the SEC. The purpose of the registration statement is to register additional shares of our common stock due the holders upon conversion of the conversion of the convertible debentures. To date no action has been commenced.

We are not currently aware of any other pending, past or present litigation that would be considered to have a material effect on us. There are no known bankruptcy or receivership issues outstanding and has no known securities law violations. Additionally, we have no known legal proceedings in which certain corporate insiders or affiliates of the issuer are in a position that is adverse to the issuer.

Item 4.      Submission of Matters to a Vote of Security Holders

On August 22, 2003 a majority of the shareholders voted to amend the articles of to increase our authorized shares of Common Stock from 150,000,000 shares to 1,000,000,000 shares.

                                     PART II

Item 5.      Market for Registrants' Common Equity and Related Stockholder
             Matters

On February 13, 2004, based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through October 31, 2003 and as available through electronic trading services subsequent to such date.

                                      Common Stock Bid

Fiscal Quarter                        High                 Low
                                      ----                 ---
January 31, 2001                      $ 0.45               $ 0.15
April 30, 2001                        $ 0.15               $ 0.05
July 31, 2001                         $ 0.10               $ 0.02
October 31, 2001                      $ 0.02               $ 0.01

January 31, 2002                      $ 0.17               $ 0.01
April 30, 2002                        $ 0.19               $ 0.05
July 31, 2002                         $ 0.15               $ 0.03
October 31, 2002                      $ 0.04               $ 0.01

January 31, 2003                      $ 0.07               $ 0.01
April 30, 2003                        $ 0.01               $0.002
July 31, 2003                         $ 0.01               $0.002
October 31, 2003                      $ 0.01               $0.002

Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6.      Selected Financial Data

                                             Twelve Months     Twelve Months
                                             Ended October     Ended October
                                                 31, 2003         31, 2002
STATEMENT OF OPERATIONS DATA:

Total revenues                                                 $ 1,715,387
Operating expenses                                               1,040,707
Gross profit from operations                                       674,680
General and administrative                                       1,831,183
expenses
Income (loss) from operations                                    1,480,183
Other income (expense)                                            (70,151)
Net Loss                                                      $(1,550,334)

OTHER DATA:

EBITDA (1)                                                    $(1,362,675)
Net cash provided (used) by                                      (447,540)
operating activities
Net cash provided (used) by                                       (35,408)
investing activities
Net cash provided (used) in                                        501,500
financing activities
Net book value per share                                             (.02)
Basic earnings (loss) per share                                      (.04)

BALANCE SHEET DATA:

Cash and cash equivalents                                          $18,587
Total assets                                                      $409,275
Current liabilities                                             $1,077,349
Total liabilities                                               $1,736,008
Stockholders' equity                                          $(1,326,733)
Total liability and equity                                        $409,275


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared with Fiscal 2002

In fiscal 2003 sales decreased ____% from the previous year, from $1,715,387 to $____________. Our reduction in staff and overhead is the primary reason for this decrease, but we feel that the decrease in expenditures offset the reduction in sales.

Cost of sales decreased ___% to $___________, or ___% of sales, from $1,040,707, or 61% of sales. The decrease was due to the aggressive cost cutting campaign we instituted during the course of the fiscal year.

General and Administration costs were at $__________ for fiscal 2003 and $1,831,183 for fiscal 2001, a decrease of ___%. The decrease was due to cutting unnecessary expenditures, reduction in our staff to a core group of individuals, and renegotiation of contracts with our vendors.


The Company decreased its research and development of new services during the year ended October 31, 2003. These costs decreased ___% from $323,680 to $_______.

Interest expense for the Company increased ___%, from $70,151 to $______, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

The net loss of the Company had an ___% decrease as compared to the prior year, or $______ for fiscal 2003 and $(1,550,334) for fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

                                                                       Year Ended
                                          Oct. 31, 2003               Oct. 31, 2002
                                          --------------              -------------
Net cash provided (used) by               $                           $   (447,540)
  continuing operating activities
Net cash provided (used) by               $                           $    (35,408)
   investing activities
Net cash provided (used) by               $                           $    501,500
   financing activities
Working Capital                           $                           $ (1,036,419)
Total Debt                                $                           $  1,736,008
Shareholder's equity                      $                           $ (1,326,733)

Cash flow from operating activities was $(________) as compared to a deficit of $(447,540) in the preceding year.

Outlook

During the past year, much attention has been placed on reducing expenses and increasing revenues. We eliminated one senior management position, eliminated 14 sales-support positions that represents a 48% reduction in force, and we reduced our R&D staff by three programmers. It is our opinion that we have trimmed expenses to an acceptable level without adversely affecting our ability to operate. We continue to monitor our expenses, however, and we will diligently scrutinize all expenditures.

Top-10 Promotions sales were down over last year, however, our reduced expenses more than offset our this decline. Our sales staff has been cut to core personnel, which has lowered the total number of new clients but dramatically reduced our cost of generating the sales. In the coming year we are planning on expanding our sales force with quality personnel. This will be made possible by our relocation to our new facility in Rocky Mount, NC. The Rocky Mount area has a substantially larger employee pool to draw from with more qualified applicants than our current location. We expect to see Top-10 revenues reach $1.6 million to $1.8 million this year.

We have added other revenue sources through our affiliate programs with Rent.com and Google as well as our expanded B2B service offerings that include expanded hosting, website design and optimization services.


We have also signed an inducement agreement with Carolinas Gateway Partnership. The purpose of this partnership is to add incentive for RTC to relocate its Headquarters operations in the Nash County, NC area. CGP has offered a cash inducement to RTC once the attainment of target employment goals are met. These funds are to assist in the leasing, improvement, expansion, upfitting and equipping of RTC Headquarter facilities. The cash incentives offered in this partnership will help offset the cost of the companies headquarters relocation and are indicative of the willingness of the Nash County Community to work with our company.

Our consultant, Graceleyne Financial Inc., is in the process of acquiring a $12 million corporate bond sale for RTC. Upon completion of the bond issuance, RTC plans to use a portion of the money to eliminate several debts incurred by the company, initiate a buyback of RTC stock, and increase R&D for upcoming projects substantially over the coming years.

We estimate our expenses to be in the neighborhood of $__________. We are expecting to see revenue reach $1.8 million. If our revenue projections remain accurate, Roanoke Technology Corporation will post its first profit since going public.

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

Item 9A.     Controls and Procedures

As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.


                                    PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons:
             Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of January 28, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                         Age       With Company
----                         ---
                                       Position

David L. Smith, Jr.(1)        47       President, Chief Financial Officer
                                       Chief Executive Officer,
                                       and Director

(1) David L. Smith, Jr. was appointed as our President on January 29, 2003

Our sole director will hold office until the next annual meeting of our stockholders and until his successor is elected and qualified or until his earlier resignation or removal. Each officer serves at the discretion of our Board of Directors.

David L. Smith, Jr., RTC Founder, President, CFO, CEO and Director

David L. Smith, Jr. was born and raised in Durham, North Carolina. In 1973 he received an athletic scholarship in wrestling to East Carolina University where he majored in business with a minor in physical education. From 1992 through 1995, David was the owner of DJ Distributors, a sole proprietorship based in Roanoke Rapids, North Carolina. The company was a direct sales organization involved in reselling vacuum cleaners. In 1995, DJ Distributors was no longer involved in direct sales and David used the company to start an Internet business to develop web sites for businesses. In October 1997, David formed Top 10 Promotions, Inc., a North Carolina corporation to continue the business of DJ Distributors. On May 28, 1998, Roanoke Technology Corporation acquired all the shares of Top-10 Promotions, which became a wholly owned subsidiary and David was appointed President, Chief Executive Officer and one of the directors. Along with customary Chief Executive responsibilities, David also is responsible for RTC's sales effort.

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

We have not filed Form 5's for our fiscal year ending October 31, 2003.

Item 11.      Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position                      Year       Salary          Bonus     Other           Annual Long Term
                                                                          Compensation    Compensation
------------------------------------------------------------------------------------------------------------
David L. Smith Jr. (1)               2003       $120,000         -0-       -0-             -0-
President, CEO and
Director
                                     2002       $185,602         -0-       (1)             -0-


Edwin Foster, Jr.                    2002       $133,268         -0-       -0-             -0-
Former Secretary
And Director



Ryan Brown                           2002       $ 72,588         -0-       -0-             -0-
Programmer and
Former Director


Jack Webb                            2002       $110,384
Former President, Former COO
Former Secretary, Former Treasurer
and Former Director

(1) In October 2003, David received 270,000 shares pursuant to his amended employment agreement with us. On April 9, 2003 we issued a total of 1,313,268 shares to David L. Smith, Jr. based upon his amended employment agreement for bonuses owed for the years ended December 31, 2000, December 31, 2001 and December 31, 2002. The shares were issued in the following manner based on one (1%) percent of the issued and outstanding shares at the end of each of years set forth above: 126,687 shares for December 31, 2000, 364,381 shares for December 31, 2001 and 822,020 shares for December 31, 2002.In fiscal 2000, David received 1,500,000 of our restricted common shares per his employment agreement. The shares were valued at $.60 per shares for a total of $900,000. Since the beginning of fiscal 2000, David has received 1,500,000 of our restricted shares pursuant to his execution of a new 3 year employment agreement with us in August 2000. Such shares received by him would normally be valued at the trading price at the time he received the shares ($0.25) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, this standard considers the discounting of stock when such stock is restricted; our stock was thinly traded and the number of shares to be traded on the market (1,500,000) would greatly devalue the stock. Therefore, the method used was as follows: Initial price of $0.25; discounted 10% in lieu of the restriction. Based on this, the value is $337,500.

Compensation of Directors

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 12.     Security Ownership of Certain Beneficial Owners and Management


The following table sets forth as of January 26, 2004, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each director who owns any of our common stock, and (iii) all directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Name of Beneficial Owner/                         Number of Shares of
Identity of Group                                 Common Stock                % of Beneficial
                                                  Beneficially Owned          Ownership
---------------------------------------------------------------------------------------------
CEDE & Co.                                        632,815,753                 63.22%

David L. Smith, Jr.                               288,513,268                 28.82%
President, CFO, CEO and Director
All current executive officers                    288,513,268                 28.82%
And directors as a group (1 persons)

The persons named in the table have sole voting and investment power with respect to all shares of common stock.

Item 13.      Certain Relationships and Related Transactions.

None.

Item 14.      Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended October 31, 2003, we were billed approximately $1000.00 and $0.00 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2002, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2003, we were billed approximately $0.00 and $0.00, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2003.

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

3.1   Certificate of Incorporation, as amended (1)

3.2   Bylaws, as amended (1)

(1) Incorporated by reference to the Registrant's Form 10-SB, filed on July 15, 1999 (SEC File No. 000-26715).

(b)        Reports on Form 8-K

           On February 4, 2003 we filed a form 8-K for Item 5 Other Events announcing that we removed Jack Webb as President and CEO and a member of our Board of Directors effective January 29, 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                            ROANOKE TECHNOLOGY CORP.

                            By:  /s/  David L. Smith
                            --------------------------------
                                      DAVID L. SMITH
                                      President, Chief Executive Officer
                                      and Director


Dated:   February 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/      David L. Smith, Jr.              Chairman of the Board of             Dated: February 13, 2004
------------------------------------           Directors, Chief Executive
              David L.Smith, Jr.               Officer

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                            Page #

    Audit Report                                    1

    Balance Sheets                              2 - 3
     As of October 31, 2003 and
     October 31, 2002

     Statements of Operations                       4
     For the Twelve Months Ended
     October 31, 2003 and 2002

     Statement of Stockholders'Equity           5 - 6
     As of October 31, 2003

     Statements of Cash Flow                        7
     For the Twelve Months Ended
     October 31, 2003 and 2002

     Notes to the Financial Statements         8 - 14

                           Independent Auditors Report


To the Board of Directors and Stockholders
Roanoke Technology Corporation
Roanoke Rapids, North Carolina


We have audited the accompanying balance sheet of Roanoke Technology Corporation, as of October 31, 2003 and 2002, and the related statements of operations, capital surplus and cash flows for the twelve months then ended October 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roanoke Technology Corporation, as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.





                                      /s/Gately & Associates, LLC
                                      Gately & Associates, LLC
                                      CertifiedPublic Accountants
                                         Orlando, Florida
                                        November 25, 2003

           ROANOKE TECHNOLOGY CORPORATION
                   AND SUBSIDIARY
                   BALANCE SHEETS
     As of October 31, 2003 and October 31, 2002

                       ASSETS
                       ------

                                              2003                       2002
                                          ------------               ------------
CURRENT ASSETS
  Cash                                    $     1,536                $    18,587
  Accounts receivable                               0                     10,524
  Less: allowance for doubtful accounts             0                     (3,500)
  Prepaid Insurance                                 0                     13,289
  Employee advances                                 0                      2,030
                                          ------------               ------------
     Total Current Assets                       1,536                     40,930

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       552,628                    552,628
   Less: accumulated depreciation            (262,489)                  (198,033)
                                          ------------               ------------

      Total Property and Equipment            290,139                    354,595

OTHER ASSETS

   Deposits                                     5,250                      5,250
   Officers' receivable                             0                      8,500
                                          ------------               ------------
      Total Other Assets                        5,250                     13,750

           TOTAL ASSETS                   $   296,925                $   409,275
                                          ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses  $   255,708                $   396,662
   Payroll tax and penalty payable            755,247                    600,910
   Credit card payable                          1,616                      9,784
   Current maturity of long-term debt         270,807                      9,993
                                          ------------               ------------
      Total current liabilities             1,283,378                  1,077,349



LONG TERM LIABILITIES

   Long term debt                             270,807                    290,652
   Debenture bond principal                   393,003                    438,000
   Less: current portion                     (270,807)                   (69,993)
                                          ------------               ------------
     Total long term liabilities              393,003                    658,659
                                          ------------               ------------
       TOTAL LIABILITIES                    1,677,057                  1,736,008

STOCKHOLDERS' EQUITY
--------------------

STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    150,000,000 shares authorized;
    127,572,716 and 59,059,057 issued
    and outstanding, respectively              12,757                      5,906
   Additional paid-in capital               6,683,180                  6,307,696
   Allowance for long-term
     Stock compensation                        (6,857)                  (153,429)
   Retained earnings                       (7,957,489)                (7,486,906)
                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY          (1,268,408)                (1,326,733)
                                          ------------               ------------

       TOTAL LIABILITIES AND EQUITY       $   296,925                $   409,275
                                          ============               ============


                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF OPERATIONS
            For the Twelve Months Ended October 31, 2003 and 2002

                                              2003                       2002
                                          ------------               ------------
REVENUE
  Sales                                    $1,202,192                 $ 1,715,387
  Cost of sales                            (1,083,867)                 (1,040,707)
                                          ------------               ------------
GROSS PROFIT                                  118,325                     674,680

GENERAL & ADMINISTRATIVE EXPENSES            (631,944)                (1,831,183)
RESEARCH & DEVELOPMENT                       (120,537)                  (323,680)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION                 (422,882)                (1,480,183)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (47,701)                   (70,151)
                                          ------------               ------------
   Total Other                                (47,701)                   (70,151)
                                          ------------               ------------

NET INCOME (LOSS)                         $  (470,583)               $(1,550,334)
                                          ============               ============

NET EARNINGS PER SHARE

   Basic Net loss per share                        (*)                      (.04)
   Fully diluted Net Loss per share                (*)                      (.03)

Basic and fully diluted Weighted Average
  Number of Common Shares Outstanding     113,809,057                 36,697,129

* Less than (.01) per share

                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of October 31, 2003

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT      TOTAL
                          ----------------------------------------------------------------------------
Issuance for services          1,525,000     $  153   $   59,323 $         0 $           0  $  59,476
Acquisition                      500,000         50       19,450                               19,500
First offering                   800,000         80       19,920                               20,000
Second offering                1,000,000        100       49,900                               50,000
Third offering                   880,000         88       87,912                               88,000
Stock compensation             3,175,000        318      123,507                              123,825
Net loss for the year                                                             (305,545)  (305,545)
                          ----------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000     $  789   $  360,012 $         0 $    (305,545) $  55,256

Third offering                 1,349,572        135      354,635                              354,770
Issuance for consulting fees     250,000         25       24,975                               25,000
Officer compensation             850,000         85    1,991,165                            1,991,250
Asset acquisition                999,111         99      629,901                              630,000
Stock issued for services          1,500                  11,813                               11,813
Net loss for the year                                                           (2,686,404)(2,686,404)
                           ---------------------------------------------------------------------------
Balance at October 31,1999     11,330,183    $1,133   $3,372,501 $         0 $  (2,991,949)$  381,685

Officer compensation            1,500,000       150      899,850                              900,000

Net loss for the year                                                           (1,065,244)(1,065,244)
                           ---------------------------------------------------------------------------

Balance at October 31, 2000    12,830,183    $1,283   $4,272,351 $         0 $  (4,057,193)$  216,441

Stock issued for cash           5,000,000       500       49,500                               50,000

Reverse stock split           (11,854,443)   (1,185)       1,185                                    0

Stock issued for cash           3,000,000       300      174,700                              175,000

Officer compensation            5,200,000       520      811,720                              812,240

Stock issued for services       4,161,857       416      455,189                              455,605

Stock issued to retire
 short-term note payable       20,000,000     2,000       18,000                               20,000

Allowance for deferred
 stock compensation
 for services                                                       (205,199)

Net loss for the year                                                           (1,879,379)(1,879,379)
                           ---------------------------------------------------------------------------



Balance at October 31, 2001    38,337,597    $3,834   $5,782,645  $ (205,199) $ (5,936,572)$ (355,292)

                           ---------------------------------------------------------------------------

Stock issued for services      14,300,000     1,430      321,520
                                                                         322,950
Stock issued in debenture
   bond conversion              4,321,460       432       46,741                               47,173

Stock issued for
   Litigation settlement        2,100,000       210      156,790                              157,000

Allowance for deferred
   stock compensation                                                51,770                    51,770
Net Loss                                                                      (1,550,334)  (1,550,334)
                           ---------------------------------------------------------------------------
Balance at October 31, 2002    59,059,057     5,906     6,307,696  (153,429)  (7,486,906)  (1,326,733)

Stock issued in debenture
   bond conversion             60,513,659     6,051       266,284                             272,335

Stock issued for services       8,000,000       800       109,200                             110,000

Allowance for deferred
   Stock compensation                                               146,572                   146,572

Net Loss                                                                        (470,583)    (470,583)
                           ---------------------------------------------------------------------------
Balance at October 31, 2003   127,572,716  $ 12,757   $6,683,180 $   (6,587) $(7,957,489) $(1,385,057)
                           ===========================================================================

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Twelve Months ending October 31, 2003 and 2002

                                                         2003                   2002
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $  (470,583)           $(1,550,334)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                          64,456                117,508
   Compensation in the form of stock                     110,000                531,720
  (Increase) decrease in accounts receivable               7,024                 27,574
  (Increase) decrease in employee advance                  2,030                  3,464
  (Increase) decrease in officers' receivable                  0                 67,868
  (Increase) decrease in prepaid expense                  13,289                (13,289)
  (Increase) decrease in deposits                                                14,600
   Increase (decrease) in payables & accrued expenses     50,225                295,487
   Increase (decrease) in credit card payable             (9,784)                (7,804)
   Increase (decrease) in accrued interest                                       65,666
   Increase (decrease) in officer loan                         0                      0
                                                     ------------           ------------
      Total adjustments to net income                    369,175              1,102,794
                                                     ------------           ------------

   Net cash flows from operations                       (100,590)              (447,540)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                           0                (35,408)
                                                     ------------           ------------
   Net cash flows from investing                               0                (35,408)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debenture bond                           88,000                501,500
   Payments of principal on note payable                       0                      0
                                                     ------------           ------------
   Net cash flows from financing                          88,000                501,500
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                       (17,051)                18,552
   Cash at beginning of year                              18,587                     35
                                                     ------------           ------------
CASH BALANCE AT OCTOBER 31, 2003 AND 2002              $   1,536               $ 18,587
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

12. Deferred Tax Assets and Liabilities:
    -----------------------------------

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