Form 10-K/A
period 2003-10-31
ROANOKE TECHNOLOGY CORP
filed 2004-02-17
CIK 1076534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

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

Revenues for year ended October 31, 2003:     $1,202,192

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 13, 2004, was: $6,971,970

Number of shares of the registrant's common stock outstanding as of February 13, 2004 was: 1,001,024,239

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

We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998; $2,686,404 for the year ended October 31, 1999; $1,065,244 for the year ended October 31, 2000, $1,879,379 for the year ended October 31, 2001; $1,550,334 for the year ended October 31, 2002,

and $470,583 for the year ended October 31, 2003.

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

Material programming costs are:

             Year Ending              Year Ending              Year Ending
             Oct. 31, 2003            October 31, 2002         Oct. 31, 2001
             -------------            ----------------         -------------
Total        $120,537                 $323,680                 $255,274


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

Item 6.      Selected Financial Data

                                             Twelve Months        Twelve Months
                                             Ended October        Ended October
                                                 31, 2003             31, 2002
STATEMENT OF OPERATIONS DATA:

Total revenues                                 $ 1,202,192          $ 1,715,387
Operating expenses                             $ 1,083,867            1,040,707
Gross profit from operations                   $   118,325              674,680
General and administrative                     $   631,944            1,831,183
expenses
Income (loss) from operations                  $   422,882            1,480,183
Other income (expense)                             (47,701)             (70,151)
Net Loss                                       $  (470,583)         $(1,550,334)

OTHER DATA:

EBITDA (1)                                                          $(1,362,675)
Net cash provided (used) by                       (100,590)            (447,540)
operating activities
Net cash provided (used) by                              0              (35,408)
investing activities
Net cash provided (used) in                        (88,000)             501,500
financing activities
Net book value per share                               (*)                 (.02)
Basic earnings (loss) per share                        (*)                 (.04)

* Less than (.01) per share

BALANCE SHEET DATA:

Cash and cash equivalents                      $     1,536          $    18,587
Total assets                                   $   296,925          $   409,275
Current liabilities                            $ 1,283,378          $ 1,077,349
Total liabilities                              $ 1,677,057          $ 1,736,008

Stockholders' equity                            (1,268,408)         $(1,326,733)
Total liability and equity                     $   296,925          $   409,275


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared with Fiscal 2002

In fiscal 2003 sales decreased 30% from the previous year, from $1,715,387 to $1,202,192. Our reduction in staff and overhead is the primary reason for this decrease, but we feel that the decrease in expenditures offset the reduction in sales.

Cost of sales increased 4% to $1,083,867, or 90% of sales, from $1,040,707, or 61% of sales.

General and Administration costs were at $631,944 for fiscal 2003 and $1,831,183 for fiscal 2001, a decrease of 66%. The decrease was due to cutting unnecessary expenditures, reduction in our staff to a core group of individuals, and renegotiation of contracts with our vendors.


The Company decreased its research and development of new services during the year ended October 31, 2003. These costs decreased 63% from $323,680 to $120,537.

Interest expense for the Company decreased 33%, from $70,151 to $47,701, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

The net loss of the Company had an 70% decrease as compared to the prior year, or $(470,583) for fiscal 2003 and $(1,550,334) for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

                                                                       Year Ended
                                          Oct. 31, 2003               Oct. 31, 2002
                                          --------------              -------------

Net cash provided (used) by               $  (100,590)                $   (447,540)
  continuing operating activities
Net cash provided (used) by               $         0                 $    (35,408)
   investing activities
Net cash provided (used) by               $    88,000                 $    501,500
   financing activities
Working Capital                           $                           $ (1,036,419)
Total Debt                                $(1,677,057)                $  1,736,008
Shareholder's equity                      $(1,268,408)                $ (1,326,733)



Cash flow from operating activities was $(100,590) as compared to a deficit of

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

We estimate our expenses to be in the neighborhood of $1,500,000. We are expecting to see revenue reach $1.8 million. If our revenue projections remain accurate, Roanoke Technology Corporation will post its first profit since going public.

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


                                    PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons:
             Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of February 16, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

Name & Position                      Year       Salary          Bonus     Other           Annual Long Term
                                                                          Compensation    Compensation
------------------------------------------------------------------------------------------------------------

David L. Smith Jr. (1)               2003       $185,602         -0-       -0-             -0-

President, CEO and                   2002       $185,602         -0-       (1)             -0-
Director


Edwin Foster, Jr.                    2002       $133,268         -0-       -0-             -0-
Former Secretary
And Director


Ryan Brown                           2002       $ 72,588         -0-       -0-             -0-
Programmer and
Former Director


Jack Webb                            2002       $110,384
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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 16, 2004, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each director who owns any of our common stock, and (iii) all directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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


Dated:   February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/      David L. Smith, Jr.              Chairman of the Board of             Dated: February 17, 2004
------------------------------------           Directors, Chief Executive
              David L.Smith, Jr.               Officer


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