Form 10-K/A
period 2003-10-31
ROANOKE TECHNOLOGY CORP
filed 2004-02-23
CIK 1076534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------

                               AMENDMENT NO. 2 TO
                                    FORM 10-K

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

Item 6.      Selected Financial Data

                                             Twelve Months        Twelve Months
                                             Ended October        Ended October
                                                 31, 2003             31, 2002
STATEMENT OF OPERATIONS DATA:

Total revenues                                 $ 1,236,805          $ 1,715,387
Operating expenses                             $ 1,003,158            1,040,707
Gross profit from operations                   $   233,647              674,680
General and administrative                     $ 1,024,078            1,831,183
expenses
Income (loss) from operations                  $(1,165,352)           1,480,183
Other income (expense)                             (69,762)             (70,151)
Net Loss                                       $(1,001,467)         $(1,550,334)

OTHER DATA:

EBITDA (1)                                        (867,249)         $(1,362,675)
Net cash provided (used) by                       (198,815)            (447,540)
operating activities
Net cash provided (used) by                        (39,493)             (35,408)
investing activities
Net cash provided (used) in                        238,027              501,500
financing activities
Fully diluted earnings per share                        (*)                (.04)
Basic earnings (loss) per share                       (.01)                (.02)

* Less than (.01) per share

BALANCE SHEET DATA:

Cash and cash equivalents                      $    18,306          $    18,587
Total assets                                   $   343,673          $   409,275
Current liabilities                            $ 1,274,615          $ 1,077,349
Total liabilities                              $ 1,774,004          $ 1,736,008

Stockholders' equity                            (1,430,331)         $(1,326,733)
Total liability and equity                     $   343,673          $   409,275


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 Compared with Fiscal 2002

In fiscal 2003 sales decreased 28% from the previous year, from $1,715,387 to $1,236,805. Our reduction in staff and overhead is the primary reason for this decrease, but we feel that the decrease in expenditures offset the reduction in sales.

Cost of sales decreased 4% to $1,003,158, or 81% of sales, from $1,040,707, or 61% of sales.

General and Administration costs were at $1,024,078 for fiscal 2003 and $1,831,183 for fiscal 2002, a decrease of 44%. The decrease was due to cutting unnecessary expenditures, reduction in our staff to a core group of individuals, and renegotiation of contracts with our vendors.

The Company decreased its research and development of new services during the year ended October 31, 2003. These costs decreased 56% from $323,680 to $141,274.

Interest expense for the Company decreased 1%, from $70,151 to $69,762, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

The net loss of the Company had an 35% decrease as compared to the prior year, or $(1,001,467) for fiscal 2003 and $(1,550,334) for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

                                                                       Year Ended
                                          Oct. 31, 2003               Oct. 31, 2002
                                          --------------              -------------

Net cash provided (used) by               $  (198,815)                $   (447,540)
  continuing operating activities
Net cash provided (used) by               $   (39,493)                $    (35,408)
   investing activities
Net cash provided (used) by               $   238,027                 $    501,500
   financing activities
Working Capital                           $(1,256,309)                $ (1,036,419)
Total Debt                                $(1,774,004)                $  1,736,008
Shareholder's equity                      $(1,430,331)                $ (1,326,733)



Cash flow from operating activities was $(198,815) as compared to a deficit of

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

Item 13.      Certain Relationships and Related Transactions.

None.

Item 14.      Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended October 31, 2003 and 2002, we were billed approximately $4,800 and $4,800 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $4,800 and $4,800 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003 and 2002, respectively.

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


Dated:   February 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/      David L. Smith, Jr.              Chairman of the Board of             Dated: February 19, 2004
------------------------------------           Directors, Chief Executive
              David L.Smith, Jr.               Officer


FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

     Audit Report                                    1

     Balance Sheets                              2 - 3
     As of October 31, 2003 and
     October 31, 2002

     Statements of Operations                        4
     For the Twelve Months Ended
     October 31, 2003 and 2002

     Statement of Stockholders'Equity            5 - 6
     As of October 31, 2003

     Statements of Cash Flow                         7
     For the Twelve Months Ended
     October 31, 2003 and 2002

     Notes to the Financial Statements          8 - 17

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





                                           /s/Gately & Associates, LLC
                                           Gately & Associates, LLC
                                           CertifiedPublic Accountants
                                              Orlando, Florida
                                             November 25, 2003

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                   As of October 31, 2003 and October 31, 2002

                                     ASSETS
                                     ------

                                              2003                       2002
                                          ------------               ------------
CURRENT ASSETS
  Cash                                    $    18,306                $    18,587
  Accounts receivable                               0                     10,524
  Less: allowance for doubtful accounts             0                     (3,500)
  Prepaid Insurance                                 0                     13,289
  Employee advances                                 0                      2,030
                                          ------------               ------------
     Total Current Assets                      18,306                     40,930

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       599,213                    552,628
   Less: accumulated depreciation            (279,096)                  (198,033)
                                          ------------               ------------

      Total Property and Equipment            320,117                    354,595

OTHER ASSETS

   Deposits                                     5,250                      5,250
   Officers' receivable                             0                      8,500
                                          ------------               ------------
      Total Other Assets                        5,250                     13,750

           TOTAL ASSETS                   $   343,673                $   409,275
                                          ============               ============








LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses  $   322,411                $   396,662
   Payroll tax and penalty payable            782,693                    600,910
   Credit card payable                              0                      9,784
   Employee loan                                5,090                          0
   Current maturity of long-term debt         164,421                     69,993
                                          ------------               ------------
      Total current liabilities             1,274,615                  1,077,349

LONG TERM LIABILITIES

   Long term debt                             270,807                    290,652
   Debenture bond principal                   393,003                    438,000
   Less: current portion                     (164,421)                   (69,993)
                                          ------------               ------------
     Total long term liabilities              499,389                    658,659
                                          ------------               ------------
       TOTAL LIABILITIES                    1,774,004                  1,736,008

STOCKHOLDERS' EQUITY
--------------------

   Common stock - $.0001 par value;
    5,000,000,000 shares authorized;
    222,560,058 and 59,059,057 issued
    and outstanding, respectively              22,256                      5,906
   Additional paid-in capital               7,035,786                  6,307,696
   Allowance for long-term
     Stock compensation                             0                   (153,429)
   Retained earnings                       (8,488,373)                (7,486,906)
                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY          (1,430,331)                (1,326,733)
                                          ------------               ------------

       TOTAL LIABILITIES AND EQUITY       $   343,673                $   409,275
                                          ============               ============


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              For the Twelve Months Ended October 31, 2003 and 2002

                                              2003                       2002
                                          ------------               ------------
REVENUE
  Sales                                   $ 1,236,805                $  1,715,387
  Cost of sales                            (1,003,158)                 (1,040,707)
                                          ------------               ------------
GROSS PROFIT                                  233,647                     674,680

GENERAL & ADMINISTRATIVE EXPENSES          (1,024,078)                (1,831,183)
RESEARCH & DEVELOPMENT                       (141,274)                  (323,680)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION               (1,165,352)                (1,480,183)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (69,762)                   (70,151)
                                          ------------               ------------
   Total Other                                (69,762)                   (70,151)
                                          ------------               ------------

NET INCOME (LOSS)                         $(1,001,467)               $(1,550,334)
                                          ============               ============

NET EARNINGS PER SHARE

   Basic Net loss per share                      (.01)                      (.04)
   Fully diluted Net Loss per share                (*)                      (.03)

* Less than (.01) per share

Basic Weighted Average
  Number of Common Shares Outstanding     131,841,489                 36,697,129


                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of October 31, 2003

                                                       ADDITIONAL
                                    COMMON STOCK       PAID
                                 SHARES     AMOUNT     CAPITAL    ALLOWANCES      DEFICIT          TOTAL
                          ----------------------------------------------------------------------------------
Issuance for services          1,525,000    $   153   $   59,323    $       0   $           0  $     59,476
Acquisition                      500,000         50       19,450                                     19,500
First offering                   800,000         80       19,920                                     20,000
Second offering                1,000,000        100       49,900                                     50,000
Third offering                   880,000         88       87,912                                     88,000
Stock compensation             3,175,000        318      123,507                                    123,825
Net loss for the year                                                                (305,545)     (305,545)
                          ----------------------------------------------------------------------------------
Balance at October 31, 1998    7,880,000    $   789   $  360,012    $       0   $    (305,545) $     55,256

Third offering                 1,349,572        135      354,635                                    354,770
Issuance for consulting fees     250,000         25       24,975                                     25,000
Officer compensation             850,000         85    1,991,165                                  1,991,250
Asset acquisition                999,111         99      629,901                                    630,000
Stock issued for services          1,500                  11,813                                     11,813
Net loss for the year                                                              (2,686,404)   (2,686,404)
                           ---------------------------------------------------------------------------------
Balance at October 31,1999    11,330,183    $ 1,133   $3,372,501    $       0   $  (2,991,949) $    381,685

Officer compensation           1,500,000        150      899,850                                    900,000

Net loss for the year                                                              (1,065,244)   (1,065,244)
                           ---------------------------------------------------------------------------------

Balance at October 31, 2000   12,830,183    $ 1,283   $4,272,351    $       0   $  (4,057,193) $    216,441

Stock issued for cash          5,000,000        500       49,500                                     50,000

Reverse stock split          (11,854,443)    (1,185)       1,185                                          0

Stock issued for cash          3,000,000        300      174,700                                    175,000

Officer compensation           5,200,000        520      811,720                                    812,240







Stock issued for services      4,161,857        416      455,189                                    455,605


Stock issued to retire
 short-term note payable      20,000,000      2,000       18,000                                     20,000

Allowance for deferred
 stock compensation
 for services                                                        (205,199)

Net loss for the year                                                              (1,879,379)   (1,879,379)
                           ---------------------------------------------------------------------------------

Balance at October 31, 2001   38,337,597    $ 3,834   $5,782,645   $ (205,199)  $  (5,936,572) $   (355,292)
                           ---------------------------------------------------------------------------------

Stock issued for services     14,300,000      1,430      321,520
                                                                      322,950

Stock issued in debenture
   bond conversion             4,321,460        432       46,741                                     47,173

Stock issued for
   Litigation settlement       2,100,000        210      156,790                                    157,000

Allowance for deferred
   stock compensation                                                  51,770
                                                                       51,770

Net Loss                                                                           (1,550,334)   (1,550,334)
                           ---------------------------------------------------------------------------------
Balance at October 31, 2002   59,059,057      5,906    6,307,696     (153,429)     (7,486,906)   (1,326,733)

Stock issued in debenture
   bond conversion            85,501,001      8,550      302,890                                    311,440

Stock issued for services     78,000,000      7,800      425,200                                    433,000

Allowance for deferred
   Stock compensation                                                 153,429                       153,429

Net Loss                                                                           (1,001,467)   (1,001,467)
                           ---------------------------------------------------------------------------------


Balance at October 31, 2003  222,560,058    $22,256   $7,035,786    $      (0)  $  (8,488,373) $ (1,330,331)
                           =================================================================================

                       ROANOKE TECHNOLOGY CORPORATION
                               AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
              For the Twelve Months ending October 31, 2003 and 2002

                                                         2003                   2002
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $(1,001,467)           $(1,550,334)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                          64,456                117,508
   Compensation in the form of stock                     586,429                531,720
  (Increase) decrease in accounts receivable               7,024                 27,574
  (Increase) decrease in employee advance & receivable    10,530                  3,464
  (Increase) decrease in officers' receivable                  0                 67,868
  (Increase) decrease in prepaid expense                  13,289                (13,289)
  (Increase) decrease in deposits                              0                 14,600
   Increase (decrease) in payables & accrued expenses     59,842                295,487
   Increase (decrease) in credit card payable             (9,784)                (7,804)
   Increase (decrease) in accrued interest                69,776                 65,666
   Increase (decrease) in employee loan                    5,090                      0
                                                     ------------           ------------
      Total adjustments to net income                    806,652              1,102,794
                                                     ------------           ------------

   Net cash flows from operations                       (198,815)              (447,540)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                     (39,493)               (35,408)
                                                     ------------           ------------
   Net cash flows from investing                               0                (35,408)
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debenture bond                          238,027                501,500
   Payments of principal on note payable                       0                      0
                                                     ------------           ------------
   Net cash flows from financing                         238,027                501,500
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                          (281)                18,552
   Cash at beginning of year                              18,587                     35
                                                     ------------           ------------
CASH BALANCE AT OCTOBER 31, 2003 AND 2002              $  18,306               $ 18,587
                                                     ============           ============


                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

1. Summary of significant accounting policies:
   -------------------------------------------

Industry - Roanoke Technology Corporation (The Company)
--------
was incorporated December 11, 1997 as Suffield Technologies Corp., its original name, under the laws of the State of Florida. The Company is headquartered in Rocky Mount, North Carolina and does business as Top-10 Promotions, Inc. The Company is engaged in the design, development, production, and marketing of technology to provide enhanced internet marketing capabilities.

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

Intangibles - Intangibles principally include core
------------------
technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years., existing Organization costs are being amortized by the straight-line method over 5 years.

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

2. Going Concern Uncertainties:
   --------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and may require additional capital to continue as a going concern as The Company develops its new markets. Management believes The Company will continue as a going concern in its current market and is actively marketing its services which would enable The Company to meet its obligations and provide additional funds for continued new service development. In addition, management is currently negotiating several additional contracts for its services. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful. There is also uncertainty with regard to managements projected revenue being in excess of its operating expenditures for the fiscal year ending October 31, 2004.

Items of uncertainty include the Company's liabilities with regard to its payroll tax liability in excess of $700,000 and its Small Business Administration loan with a principal balance of $270,807 plus accrued interest. The Company is currently in default of these liabilities and is in negotiations regarding resolution of these matters. The outcome of these negotiations is uncertain as of October 31, 2003. If the Company is not successful in these negotiations or payment, there is substantial doubt as to the ability of the Company to continue as a going concern.

On December 25, 2003 the Company negotiated an installment agreement with the Internal Revenue Service with regard to its payroll tax liability. The agreement calls for payments of $5,000 per month for 48 months with a balloon payment for the balance owed at the end of that period. The Company's President, Dave Smith, signed for personal liability of the Trust Fund portion in the amount of $321,840 plus penalties and interest should the Company default on these payments. Should the Company default on these payments and any other current tax compliance, the Company'S property can be taken to satisfy the liability.

During the year ended October 31, 2003, the Company often remained current with its monthly payment for its Small Business Administration loan. OF the $270,807 balance owed, the Company has a past due balance of $131,150. The lender holds the Company's furniture and equipment as collateral for this loan.

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

6. Accounts payable and accrued expenses:
   --------------------------------------

Accounts payable and accrued expenses consist of trade payables, accrued interest, accrued payroll and payroll taxes created from normal operations of the business.

7. Long-term debt:
   ---------------

Long - term debt consists of:

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved attached warrants for the purchase of 3,600,000 shares. The total offering is in the amount of $600,000 of which the agreement was considered modified and now has a total balance loaned in the amount of $740,000. The outstanding balance for these bonds is $393,000 plus accrued interest in the amount of $47,700. The Company has been negotiating the retirement of these bonds anticipating replacement funding availability. In these negotiations the bond holders feel the company has not complied with the bond agreement for the conversion of the remaining balance into common stock. Presently litigation is being contemplated in regarding this matter and the outcome is uncertain.

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, was 11.50% per year and has since been renegotiated with Aurora Loan Services, Inc. to 8.50%. The note was originated with a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by the loan agreement and has used personal as well as Company assets as collateral. The Company is currently in 22 months in default on the note and is currently renegotiating terms in order to prevent foreclosure of the note payable. The current balance of this note is $270,800 with $131,140 currently due. The Company has been maintaining the current monthly amount as payments.
,
During the July quarter of 1998, the Company entered into a note payable to a finance company which bears interest at 16.53%. The note is collateralized by equipment and requires that monthly payments of $197 be made through the maturity date of June, 2003. The balance of this note was paid during the year ended October 31, 2003.

During the April quarter of 1999, the Company entered into a capital Lease with a finance company which bears an interest rate of 13.61%. The lease is collateralized by equipment and requires that monthly payments of $534 be made through the maturity date of April, 2002. The balance of the note was paid during the year ended October 31, 2003.

Aggregate maturities of long - term debt over the next five years are as follows:

For the year ended October 31, 2003                For the year ended October 31, 2002

YEAR                    AMOUNT                            YEAR               AMOUNT
2004                   164,421                            2003                69,993
2005                    36,222                            2004                38,180
2006                    36,424                            2005                42,764
2007                    42,909                            2006                47,898
2008                    46,701                            2007                53,648

8. Operating Lease Agreements:
   ---------------------------

The Company rents office space with monthly payments of $6,000. The lease term for this space is seven years beginning on October 1, 2000. This lease includes an option to purchase whereby $1,000 of each month's rent may be applied to the purchase price. Subsequent to year end, in January, The Company paid $10,000 to buy out its lease contract and move to a less expensive building in Rocky Mount, NC. The new lease is for 5 years and calls for monthly payment of $3,500 for the first year, $4,000 for the second and third years, and $4,500 for the fourth and fifth years. The lease contract also calls for The Company to pay for any leasehold improvements.

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

The Company also leases its phone systems, internet lines and various equipment. The lease terms are month to month leases and others are longer term that are upgradable. For this reason, The Company considers all of these types of lease arrangements as operating. Currently the lease costs are at $54,000 for line services and $23,000 for equipment rental per year and shown as part of cost of sales.

9. Stockholders' Equity:
   ---------------------

Preferred Stock
---------------

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. None of these shares have been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

Common Stock
------------

The Company has been authorized 5,000,000,000 shares of common stock at $.0001 par value. The Company amended its articles of incorporation effective October 31, 2003 for this number of shares authorized. The Company had originally authorized 150,000,000 common shares at its inception.

During the fiscal year end October 31, 2003, the Company converted debenture bond principal and interest into 85,501,001 common shares for a value of $311,440.

On February 15, 2003 the Company entered into a consulting agreement with Byron Rambo to have assistance with the negotiations with the Internal Revenue Service regarding its past due payroll tax liability. As compensation, the Company issued 1,000,000 shares of common stock for a value of $12,000 or $0.012 per share, the trading value of the stock the day the agreement was entered into.

During the year the Company entered into consulting agreements with Berry Clark to provide advice to undertake for ans consult with the Company concerning management of sales and marketing resources, consulting, strategic planning, corporate organization and structure, financial matters in connection with connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs, and condition. The following lists the compensation in the form of common stock provided by the agreements: on January 29, 2003 7,000,000 shares for $98,000 or $0.014 per share, on March 31, 2003 14,000,000 shares for $64,000 or $0.0046, on June 12, 2003 14,000,000 shares for $77,000 or $0.0055 per share, on September 9, 2003 14,000,000 shares for $70,000 or $0.005 per share and on October 3, 2003 28,000,000 shares for $112,000 or $0.004 per share. All shares were valued at the trading value of common shares on the dates that the agreements were entered into. During the fiscal year end October 31, 2002, the Company converted debenture bond principal and interest into 4,321,460 common shares for a value of $47,172.

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

12. Deferred Tax Assets and Liabilities:
    -----------------------------------

The Company accrues payroll and income taxes. The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of October 31, 2003, The Company had a deferred tax asset in the amount of approximately $1,697,674 that is derived from a net operating tax loss carryforward of $8,488,373. A portion of this carryforward is associated with stock compensation to officers and is deductible for tax purposes when the stock is sold by the officers. The deferred tax assets will expire during the years ending October 31, 2013 through 2023 if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

13. Required Cash Flow Disclosure for Interest and Taxes Paid:
    ----------------------------------------------------

The Company paid interest in the amount of $12,100 during the fiscal year ended October 31, 2003. The Company had no income tax payments due and did not pay any income tax amounts during the period.

14. Litigation, claims and assessments:
    -----------------------------------

There are various lawsuits and claims pending against The Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse affect on The Company's results of operations, financial position or liquidity.

On October 15, 2003 a default judgement against the Company was entered in favor for the plaintiff, Gordon & Rees, LLP, in the amount of $106,720 plus attorney'S fees of $26,680. The suit was over legal fees incurred by the Company and the fees are included in the Company's accounts payable balance. The fees were incurred during the year ended October 31, 2002.

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

16. Employee stock option:
    ----------------------

The Company originated employee stock option plans with 2 of its employees during fiscal year end October 31, 2001. The plan calls for 300,000 option shares to vest on May 2, 2001 for a conversion price of $.001 per share. The plan continues to ratably vest 470,000 option shares over a 4 year period that are convertable for $.001 per share. The intrinsic value of these vested shares is $0 and a fair value compensation value of $6,750 if exercised at the vesting dates. These employee stock options have been canceled by the company and no shares were exercised