Form 10-Q
period 2004-01-31
ROANOKE TECHNOLOGY CORP
filed 2004-03-19
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X|  QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2004

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26715

                            ROANOKE TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)

       Florida                                                 22-3558993
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

             2720 N. Wesleyan Blvd., Rocky Mount, North Carolina  27804
                 (Address of principal executive offices)      (Zip Code)

                                 (252) 428-0200
              (Registrant's telephone number, including area code)

             539 Becker Drive, Roanoke Rapids, North Carolina 27870
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 18, 2004, we had 1,301,024,239 shares of common stock outstanding, $0.0001 par value.

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


                         ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #


     Balance Sheets                              1 - 2
     As of January 31, 2004 and
     October 31, 2003

     Statements of Operations                    3
     For the Three Months Ended
     January 31, 2004 and 2003

     Statement of Stockholders' Equity           4 - 5
     As of January 31, 2004

     Statements of Cash Flow                     6
     For the Three Months Ended
     January 31, 2004 and 2003

     Notes to the Financial Statements           7 - 12

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                                 BALANCE SHEETS
                   As of January 31, 2004 and October 31, 2003

                                     ASSETS

                                              2004                       2003
                                          ------------               ------------
CURRENT ASSETS
  Cash                                    $    19,605                $    18,306
  Accounts receivable                          15,159                          0
  Less: allowance for doubtful accounts             0                          0
  Employee advances                             1,260                          0
                                          ------------               ------------
     Total Current Assets                      36,024                     18,306

PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements       622,757                    599,213
   Less: accumulated depreciation            (295,210)                  (279,096)
                                          ------------               ------------

      Total Property and Equipment            327,547                    320,117

OTHER ASSETS

   Deposits                                     7,250                      5,250
                                          ------------               ------------
      Total Other Assets                        7,250                      5,250

           TOTAL ASSETS                   $   370,821               $    343,673
                                          ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses  $   313,017               $    322,411
   Payroll tax and penalty payable            817,696                    782,693
   Credit card payable                              0                          0
   Employee loan                                    0                      5,090
   Loan from officer                          133,500
   Current maturity of long-term debt         162,274                    164,421
                                          ------------               ------------
      Total current liabilities             1,426,487                  1,274,615

LONG TERM LIABILITIES

   Long term debt                             261,432                    270,807
   Debenture bond principal                   393,003                    393,003
   Less: current portion                     (162,274)                  (164,421)
                                          ------------               ------------
     Total long term liabilities              492,161                    499,389
                                          ------------               ------------
       TOTAL LIABILITIES                    1,918,648                  1,774,004


STOCKHOLDERS' EQUITY

   Common stock - $.0001 par value;
    5,000,000,000 shares authorized;
    794,151,286 and 494,151,286 issued
    and outstanding, respectively              79,415                     49,415
   Additional paid-in capital              10,255,939                  8,635,939
   Allowance for long-term
     Stock compensation                    (1,237,500)                         0
   Retained earnings                      (10,645,683)               (10,115,685)
                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY          (1,547,829)                (1,430,331)
                                          ------------               ------------

       TOTAL LIABILITIES AND EQUITY       $   370,821               $    343,673
                                          ============               ============

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 2004 and 2003

                                              2004                       2003
                                          ------------               ------------
REVENUE
  Sales                                   $   236,503               $    393,941
  Cost of sales                              (169,686)                  (300,946)
                                          ------------               ------------
GROSS PROFIT                                   66,817                     92,995

GENERAL & ADMINISTRATIVE EXPENSES            (538,560)                  (260,719)
RESEARCH & DEVELOPMENT                        (39,290)                   (49,423)
                                          ------------               ------------
INCOME (LOSS) FROM OPERATION                 (511,033)                  (217,147)

OTHER INCOME AND (EXPENSE)

   Interest - net                             (18,965)                   (14,414)
                                          ------------               ------------
   Total Other                                (18,965)                   (14,414)
                                          ------------               ------------

NET INCOME (LOSS)                         $  (529,998)              $   (231,561)
                                          ============               ============

NET EARNINGS PER SHARE

   Basic Net loss per share                        (*)                        (*)
   Fully diluted Net Loss per share                (*)                        (*)

* Less than (.01) per share

Basic Weighted Average
  Number of Common Shares Outstanding      769,151,286                73,708,295


                           ROANOKE TECHNOLOGY CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY
                               As of January 31, 2004

                                                          ADDITIONAL
                                    COMMON STOCK          PAID
                                 SHARES     AMOUNT        CAPITAL       ALLOWANCES         DEFICIT            TOTAL
                          ---------------------------------------------------------------------------------------------
Issuance for services          1,525,000    $   153     $    59,323    $         0    $           0        $  59,476
Acquisition                      500,000         50          19,450                                           19,500
First offering                   800,000         80          19,920                                           20,000
Second offering                1,000,000        100          49,900                                           50,000
Third offering                   880,000         88          87,912                                           88,000
Stock compensation             3,175,000        318         123,507                                          123,825
Net loss for the year                                                                      (305,545)        (305,545)
Balance at October 31, 1998    7,880,000    $   789     $   360,012    $         0    $    (305,545)       $  55,256
                          ---------------------------------------------------------------------------------------------

Third offering                 1,349,572        135         354,635                                          354,770
Issuance for consulting fees     250,000         25          24,975                                           25,000
Officer compensation             850,000         85       1,991,165                                        1,991,250
Asset acquisition                999,111         99         629,901                                          630,000
Stock issued for services          1,500                     11,813                                           11,813
Net loss for the year                                                                    (2,686,404)      (2,686,404)
                          ---------------------------------------------------------------------------------------------
Balance at October 31,1999    11,330,183    $ 1,133     $ 3,372,501    $         0    $  (2,991,949)      $  381,685

Officer compensation           1,500,000        150         899,850                                          900,000

Net loss for the year                                                                    (1,065,244)      (1,065,244)
                          ---------------------------------------------------------------------------------------------

Balance at October 31, 2000   12,830,183    $ 1,283     $ 4,272,351    $         0    $  (4,057,193)      $  216,441

Stock issued for cash          5,000,000        500          49,500                                           50,000

Reverse stock split          (11,854,443)    (1,185)          1,185                                                0

Stock issued for cash          3,000,000        300         174,700                                          175,000

Officer compensation           5,200,000        520         811,720                                          812,240

Stock issued for services      4,161,857        416         455,189                                          455,605


Stock issued to retire
 short-term note payable      20,000,000      2,000          18,000                                           20,000

Allowance for deferred
 stock compensation
 for services                                                             (205,199)

Net loss for the year                                                                    (1,879,379)      (1,879,379)
                          ---------------------------------------------------------------------------------------------

Balance at October 31, 2001   38,337,597    $ 3,834     $ 5,782,645    $  (205,199)    $ (5,936,572)      $ (355,292)
                          ---------------------------------------------------------------------------------------------

Stock issued for services     14,300,000      1,430         321,520                                          322,950

Stock issued in debenture
   bond conversion             4,321,460        432          46,741                                           47,173

Stock issued for
   Litigation settlement       2,100,000        210         156,790                                          157,000

Allowance for deferred
   stock compensation                                                       51,770                            51,770

Net Loss                                                                                  (1,550,334)     (1,550,334)
                          ---------------------------------------------------------------------------------------------

Balance at October 31, 2002   59,059,057      5,906       6,307,696       (153,429)       (7,486,906)     (1,326,733)

Stock issued in debenture
   bond conversion            85,501,001      8,550         302,890                                          311,440

Stock issued for services     78,000,000      7,800         425,200                                          433,000

Stock issued for Officer
   Compensation and bonus    271,591,228     27,159       1,600,153                                        1,627,312

Allowance for deferred
   Stock compensation                                                      153,429                           153,429

Net Loss                                                                                   (2,628,779)    (2,628,779)
                          ---------------------------------------------------------------------------------------------

Balance at October 31, 2003  494,151,286     49,415       8,635,939             (0)       (10,115,685)    (1,430,331)

Stock issued for services    300,000,000     30,000       1,620,000                                        1,650,000

Allowance for deferred
   Stock compensation                                                   (1,237,500)                       (1,237,500)

Net Loss                                                                                     (529,998)      (529,998)
                          ---------------------------------------------------------------------------------------------

Balance, January 31, 2004    794,151,286    $79,415     $10,255,939    $(1,512,500)      $(10,645,683)   $(1,547,829)
                           ============================================================================================

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
              For the Three Months ending January 31, 2004 and 2003

                                                         2004                   2003
                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $  (529,998)           $  (231,561)

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                          16,114                 16,607
   Compensation in the form of stock                     412,500                 78,000
  (Increase) decrease in accounts receivable             (15,159)                 7,024
  (Increase) decrease in employee advance & receivable    (1,260)                 2,030
  (Increase) decrease in prepaid expense                       0                  4,430
  (Increase) decrease in deposits                         (2,000)                     0
   Increase (decrease) in payables & accrued expenses    (21,280)               (53,227)
   Increase (decrease) in credit card payable                  0                 (7,804)
   Increase (decrease) in accrued interest and costs      11,887                107,386
   Increase (decrease) in employee loan                   (5,090)                     0
                                                     ------------           ------------
      Total adjustments to net income                    395,712                154,446
                                                     ------------           ------------

   Net cash flows from operations                       (134,286)               (77,115)

CASH FLOWS FROM INVESTING ACTIVITIES


   Capital expenditures on equipment                     (30,041)                     0
                                                     ------------           ------------
   Net cash flows from investing                               0                      0
                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debenture bond                                0                 88,000
   Cash received - officer loan                          175,000
   Payments of principal on note payable                  (9,374)                     0
                                                     ------------           ------------





   Net cash flows from financing                         165,626                 88,000
                                                     ------------           ------------
CASH RECONCILIATION

   Net increase (decrease) in cash                         1,299                 10,885
   Cash at beginning of year                              18,306                 18,587
                                                     ------------           ------------
CASH BALANCE AT JANUARY 31, 2004 AND 2003            $    19,605               $ 29,472
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

Intangibles - Intangibles principally include core
-----------
technology in the form of software programs and are amortized over their estimated lives of primarily 3 to 5 years, existing Organization costs are being amortized by the straight-line method over 5 years.


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

2. Going Concern Uncertainties:
   ---------------------------

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

On November 19, 2003 the Company entered into a consulting agreement with Tom Bojadzijev. As compensation, the Company issued 300,000,000 common shares for a value of $1,650,000, or $.0055 per share. The term of the agreement is one year and the compensation for this agreement will be rateably charged to expense over the term through an allowance account set up in the stockholders' equity section of the financial statements. During the term of this Agreement, Consultant shall provide advice to, undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

During the fiscal year end October 31, 2003, the Company converted debenture bond principal and interest into 85,501,001 common shares for a value of $311,440.

On October 27, 2003 the Company issued 270,000,000 restricted common shares to David Smith, President, in compliance with his employment agreement for a value of $1,620,000, or $.006 per share. The shares represent a bonus for services rendered and consideration for extension on his employment agreement as amended on October 27, 2003.

On September 18, 2003 the Company issued 277,960 restricted common shares to David Smith, President, in compliance with his employment agreement for a value of $1,140, or .0041 per share. The employment agreement bonus term is 5 years from the date the agreement was amended, October 27, 2003.

On April 8, 2003 the Company issued 1,313,268 restricted common shares to David Smith, President, in compliance with his employment agreement for a value of $6,172, or .0047 per share. The shares represent a retroactive and continuing bonus whereby the amended employment agreement calls for a stock bonus of 1% of the outstanding common shares of the Company determined each year on December
31. The employment agreement bonus term is 5 years from the date the agreement was amended, October 27, 2003.

On February 15, 2003 the Company entered into a consulting agreement with Byron Rambo to have assistance with the negotiations with the Internal Revenue Service regarding its past due payroll tax liability. As compensation, the Company issued 1,000,000 shares of common stock for a value of $12,000 or $0.012 per share, the trading value of the stock the day the agreement was entered into.

During the year the Company entered into consulting agreements with Berry Clark to provide advice to undertake for an consult with the Company concerning management of sales and marketing resources, consulting, strategic planning, corporate organization and structure, financial matters in connection with connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs, and condition. The following lists the compensation in the form of common stock provided by the agreements: on January 29, 2003 7,000,000 shares for $98,000 or $0.014 per share, on March 31, 2003 14,000,000 shares for $64,000 or $0.0046, on June 12, 2003 14,000,000 shares for $77,000 or $0.0055 per share, on September 9, 2003 14,000,000 shares for $70,000 or $0.005 per share and on October 3, 2003 28,000,000 shares for $112,000 or $0.004 per share. All shares were valued at the trading value of common shares on the dates that the agreements were entered into. During the fiscal year end October 31, 2002, the Company converted debenture bond principal and interest into 4,321,460 common shares for a value of $47,172.

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

On August 14, 2001, the Company received proceeds of a loan from the Company's President in the amount of $20,000 with a provision of conversion of the loan to 20,000,000 shares of restricted common stock after a 15 day period if not re-payed. The loan was converted by the Company as called for in the agreement for a value of $20,000.

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

11. Employment Contract and Incentive Commitments:
    ---------------------------------------------

The Company has entered into a five year employment contract with the former owner of Top-10 Promotions as amended on August 22, 2000, April 12, 2001 and October 27, 2003.

As amended on October 27, 2003, the contract provides for a salary of $150,000; a stock bonus of 270,000,000 restricted common shares; a stock bonus of 1,000,000 common shares per year for each year that the Company generates a profit during the five year term; quarterly bonus of 30% of the net income before income tax of The Company; receive up to one 1% of the issued and outstanding shares of the Company which amount will be determined as of December 31st of each year; an anti dilution clause that the employee shall be issued additional shares to ensure that he retains at least 51% of the issued and outstanding shares of the Company; standard non-competition clause during this term and for a period of 2 years after; automatic renewal of the employment agreement for additional one year terms (provided he is not in default under the employment agreement) after the 5 year term of the contract from October 27, 2003.

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

On October 15, 2003 a default judgment against the Company was entered in favor for the plaintiff, Gordon & Rees, LLP, in the amount of $106,720 plus attorney'S fees of $26,680. The suit was over legal fees incurred by the Company and the fees are included in the Company's accounts payable balance. The fees were incurred during the year ended October 31, 2002.

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

1st Quarter 2003 Compared with 1st Quarter 2004

Revenues for the first quarter of fiscal years 2004 and 2003 were $236,503 and $393,941, respectively. Depreciation and amortization expenses decreased to $16,114 from $16,607 because of certain assets that have been completely depreciated or amortized. Research and development costs decreased to $39,290 from $49,423.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($134,286) for the three months ended January 31, 2004 as compared with cash outflows of ($77,115) in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($0) in the prior year's quarter.

Outlook

During the past quarter, we have concentrated our efforts on minimizing company expenses and focusing the direction of the company on our affiliate and sales leads efforts. The long term projections for this endeavor appear to be substantially more favorable than our current main primary source of income, Top-10 Promotions.

Top-10 Promotions sales were down over last quarter, prompting our decision to concentrate more attention on the affiliate and sales leads programs. We are making use of the personnel and technology we have in place for Top-10 Promotions in developing these new programs. By doing this, we have minimized research and development expenses as well as training expenses for new employees. Once we feel comfortable with the progress of the current employees, we plan on expanding our sales and support staff to accommodate the growth of these programs.

The expansion of our staff will help meet the requirements of our inducement agreement with Carolinas Gateway Partnership. The purpose of this partnership is to add incentive for RTC to relocate its Headquarters operations in the Nash County, NC area. CGP has offered a cash inducement to RTC once the attainment of target employment goals are met. These funds are to assist in the leasing, improvement, expansion, upfitting and equipping of RTC Headquarter facilities. The cash incentives offered in this partnership will help offset the cost of the companies headquarters relocation and are indicative of the willingness of the Nash County Community to work with our company.

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


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Gordon & Rees, LLP v. Roanoke Technology Corp.; Top-10 Promotions, San Francisco County Superior Court, Case Number CGC-03-423362. The complaint was filed on August 12, 2003 and was "purportedly" served on September 12, 2003. On October 15, 2003, we received a Notice of Intention to Enter Default and Default Judgment. Plaintiff has not been able to provide the court documentation to support a default judgment. The default judgment is for $106,719.64 plus 10% of interest from 8/26/02 and attorney's fees of $26,679.91.

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No. 99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. The specific judgment amount was not listed.

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

         None.

Item 5 - Other Information

         None.

Item 6  - Exhibits and Reports on Form 8-K

   a. Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

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

Dated:   March 18, 2004