Form 10-Q
period 2004-04-30
ROANOKE TECHNOLOGY CORP
filed 2004-06-14
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 14, 2004, we had 2,781,024,239 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.


                         ROANOKE TECHNOLOGY CORPORATION

                     Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                      Page #

     Balance Sheets                                                      F1 - F2
     As of April 30, 2004 and
     October 31, 2003

     Statements of Operations                                                 F3
     For the Six Months Ended
     April 30, 2004 and 2003

     Statement of Stockholders' Equity                                        F4
     As of April 30, 2004 and
     December 31, 2003

     Statements of Cash Flow                                                  F5
     For the Six Months Ended
     April 30, 2004 and 2003

     Notes to the Financial Statements                                  F6 - F15






                                             ROANOKE TECHNOLOGY CORPORATION
                                                    BALANCE SHEET
                                      As of April 30, 2004 and October 31, 2003




                                                       ASSETS
                                                       ------

CURRENT ASSETS                                                                            4/30/2004          10/30/2003
--------------                                                                         -----------------------------------
             Cash                                                                       $       4,628      $      18,306
             Accounts receivable                                                               28,448                  -
             Employee advances                                                                     18                  -
                                                                                      ----------------------------------

                      Total Current Assets                                                     33,094             18,306
                                                                                      ----------------------------------

PROPERTY AND EQUIPMENT
----------------------

             Equipment and leasehold improvements                                             652,616            599,213
             Less: accumulated depreciation                                                  (304,240)          (279,096)
                                                                                      ----------------------------------

                      Total Property and Equipment                                            348,376            320,117
                                                                                      ----------------------------------

OTHER ASSETS
------------

             Deposits                                                                           8,150              5,250
                                                                                      ----------------------------------

                      Total Other Assets                                                        8,150              5,250
                                                                                      ----------------------------------

                      TOTAL ASSETS                                                      $     389,620      $     343,673
                                                                                      ==================================




                           The accompanying footnotes are an integral part of these financial statements.

                                                                  F1



                                                ROANOKE TECHNOLOGY CORPORATION
                                                        BALANCE SHEET
                                           As of April 30, 2004 and October 31, 2003




                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------

CURRENT LIABILITIES
-------------------
             Accounts payable and accrued expenses                                      $     289,936      $     322,411
             payroll tax and penalty payable                                                  831,189            782,693
             Employee loan                                                                          -              5,090
             Loan from officer                                                                299,167                  -
             Current maturity of long-term debt                                               162,274            164,421
                                                                                      ----------------------------------

                      Total Current Liabilities                                             1,582,566          1,274,615
                                                                                      ----------------------------------

LONG TERM LIABILITIES
---------------------

             Long term debt                                                                   270,807            270,807
             Less current portion of long term debt                                          (162,274)          (164,421)
             Debenture bond principal                                                         393,003            393,003
                                                                                      ----------------------------------

                      Total Long Term Liabilities                                             501,536            499,389
                                                                                      ----------------------------------

                      TOTAL LIABILITIES                                                     2,084,102          1,774,004
                                                                                      ----------------------------------

STOCKHOLDERS' EQUITY
--------------------

             Preferred Stock, $.0001 par value
                Authorised:10,000,000
                Issued and Outstanding: None                                                        -                  -

             Common Stock, $.0001 par value
                 Authorized: 5,000,000,000
                 Issued: 1,294,151,286 and 494,151,286, respectively                          129,415             49,415
             Additional paid in capital                                                    13,115,939          8,635,939
             Allowance for prepaid services
                 in the form of stock                                                      (2,680,000)                 -
             Retained earnings (loss)                                                     (12,259,836)       (10,115,685)
                                                                                      ----------------------------------

                      Total Stockholders' Equity                                           (1,694,482)        (1,430,331)
                                                                                      ----------------------------------

                      TOTAL LIABILITIES AND EQUITY                                      $     389,620      $     343,673
                                                                                      ==================================


                     The accompanying footnotes are an integral part of these financial statements.


                                                                  F2



                                                    ROANOKE TECHNOLOGY CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                          For the six months ending April 30, 2004 and 2003




                                                                                          4/30/2004           4/30/2003
                                                                                      ----------------------------------
REVENUE                                                                                 $     421,730      $     697,570
-------

COST OF SERVICES                                                                              273,708            494,681
----------------
                                                                                      ----------------------------------

GROSS PROFIT OR (LOSS)                                                                        148,022            202,889
----------------------                                                                ----------------------------------


EXPENSES

             General and administrative                                                     2,173,321            494,148
             Research and development                                                          66,946            105,997
                                                                                      ----------------------------------

             TOTAL EXPENSE                                                                  2,240,267            600,145
                                                                                      ----------------------------------

OPERATING INCOME                                                                           (2,092,245)          (397,256)
----------------                                                                      ----------------------------------


OTHER INCOME (EXPENSE)

             Other income - gain from litigation                                                4,000                  -
             Interest income (expense) - net                                                  (55,906)           (38,427)
                                                                                      ----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                                     (51,906)           (38,427)
                                                                                      ----------------------------------

NET INCOME (LOSS)                                                                       $  (2,144,151)     $    (474,110)
-----------------                                                                     ==================================



Earnings (loss) per share, basic and diluted                                            $       (0.00)     $       (0.00)
--------------------------------------------

Weighted average number of common shares                                                1,202,484,619        113,809,057
----------------------------------------


                          The accompanying footnotes are an integral part of these financial statements.



                                                                  F3



                                                 ROANOKE TECHNOLOGY CORPORATION
                                                   STATEMENTS OF OPERATIONS
                                     For the three months ending April 30, 2004 and 2003




                                                                                          4/30/2004           4/30/2003
                                                                                      ----------------------------------
REVENUE                                                                                 $     185,227      $     303,629
-------

COST OF SERVICES                                                                              104,022            193,735
----------------                                                                      ----------------------------------


GROSS PROFIT OR (LOSS)                                                                         81,205            109,894
----------------------                                                                ----------------------------------


EXPENSES

             General and administrative                                                     1,630,219            233,429
             Research and development                                                          27,656             56,574
                                                                                      ----------------------------------

             TOTAL EXPENSE                                                                  1,657,875            290,003
                                                                                      ----------------------------------

OPERATING INCOME                                                                           (1,576,670)          (180,109)
----------------                                                                      ----------------------------------


OTHER INCOME (EXPENSE)

             Other income - gain from litigation                                                4,000                  -
             Interest income (expense) - net                                                  (36,941)           (24,013)
                                                                                      ----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                                     (32,941)           (24,013)
                                                                                      ----------------------------------

NET INCOME (LOSS)                                                                       $  (1,609,611)     $    (204,122)
-----------------                                                                     ==================================





                          The accompanying footnotes are an integral part of these financial statements.


                                                                  F4




                                                          ROANOKE TECHNOLOGY CORPORATION
                                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  As of April 30, 2004 and December 31, 2003




                                                                                       ALLOW
                                                                    ADDITIONAL          FOR            RETAINED
                                       COMMON            PAR          PAID IN          STOCK      EARNINGS                TOTAL
                                        STOCK           VALUE         CAPITAL          COMP.          (DEFICIT)          EQUITY
                                  ------------------------------------------------------------------------------------------------
Balance, December 31, 2002            59,059,057       $ 5,906      $6,307,696       $(153,429)      $ (7,486,906)    $(1,326,733)

Stock issued in debenture             85,501,001         8,550         302,890                                            311,440
  bond conversion

Stock issued for services             78,000,000         7,800         425,200                                            433,000

Stock issued for officer
  compensation and bonus             271,591,228        27,159       1,600,153                                          1,627,312

Allowance for deferred
  stock compensation on
  contract services                                                                    153,429                            153,429

Net income (loss)                                                                                      (2,628,779)     (2,628,779)

                                  ------------------------------------------------------------------------------------------------

Balance, December 31, 2003           494,151,286        49,415       8,635,939               -        (10,115,685)     (1,430,331)

Stock issued for contract
  services on Nov. 7, 2003
  for a value of $.0051/share        100,000,000        10,000         500,000                                            510,000

Stock issued for contract
  services on Nov. 19, 2003
  for a value of $.0055/share        300,000,000        30,000       1,620,000                                          1,650,000

Stock issued for contract
  services on Dec. 30, 2003
  for a value of $.006/share         400,000,000        40,000       2,360,000                                          2,400,000

Allowance for deferred
  stock compensation on
  contract services                                                                 (2,680,000)                        (2,680,000)

Net income (loss)                                                                                      (2,144,151)     (2,144,151)

                                  ------------------------------------------------------------------------------------------------

Balance, March 31, 2004            1,294,151,286      $129,415     $13,115,939     $(2,680,000)      $(12,259,836)    $(1,694,482)
                                  ================================================================================================



                                   The accompanying footnotes are an integral part of these financial statements.

                                                                  F5




                                                            ROANOKE TECHNOLOGY CORPORATION
                                                              STATEMENTS OF CASH FLOWS
                                                  For the six months ending April 30, 2004 and 2003




CASH FLOWS FROM OPERATING ACTIVITIES                                                      4/30/2004           4/30/2003
------------------------------------
                                                                                      ----------------------------------
             Net income (loss)                                                          $  (2,144,151)     $    (435,683)
                                                                                      ----------------------------------

             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:

             Depreciation                                                                      25,144             33,213
             Compensation in the form of stock                                              1,580,842            204,571
             (Increase) Decrease in accounts receivable                                       (28,448)             7,024
             (Increase) Decrease in employee advance                                              (18)             2,030
             (Increase) Decrease in prepaid expense                                                 -              8,854
             (Increase) Decrease in deposits                                                   (2,900)                 -
             Increase (Decrease) in payables and accrued expenses                              16,012            103,353
             Increase (Decrease) in employee loan                                              (5,090)                 -
             Increase (Decrease) in loan from officer                                         299,167                  -
             Increase (Decrease) in credit card payable                                             -             (4,732)
             Increase (Decrease) in officer loan                                              299,167                  -
                                                                                      ----------------------------------

                      Total adjustments to net income                                       2,183,876            354,313
                                                                                      ----------------------------------

             Net cash provided by (used in) operating activities                               39,725            (81,370)
                                                                                      ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

             Cash paid for equipment                                                          (53,403)                 -
                                                                                      ----------------------------------

             Net cash flows provided by (used in) investing activities                        (53,403)                 -
                                                                                      ----------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

             Proceeds from debenture bond                                                           -             88,000
                                                                                      ----------------------------------

             Net cash provided by (used in) financing activities                                    -             88,000
                                                                                      ----------------------------------

CASH RECONCILIATION
-------------------

             Net increase (decrease) in cash                                                  (13,678)             6,630
             Cash - beginning balance                                                          18,306             18,587
                                                                                      ----------------------------------

CASH BALANCE (DEFICIT) END OF PERIOD                                                    $       4,628      $      25,217
------------------------------------                                                  ==================================




                       The accompanying footnotes are an integral part of these financial statements.

                                                                  F6



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

                                       F7

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

                                       F8

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

Items of uncertainty include the Company's liabilities with regard to its payroll tax liability in excess of $700,000 and its Small Business Administration loan with a principal balance of $270,807 plus accrued interest. The Company is currently in default of these liabilities and has negotiated resolution of these matters. Should the Company default on these negotiated payments, there is substantial doubt as to the ability of the Company to continue as a going concern.

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

During the year ended October 31, 2003, the Company often remained current with its monthly payment for its Small Business Administration loan. OF the $270,807 balance owed, the Company has a past due balance of $131,150. The lender holds the Company's furniture and equipment as collateral for this loan. An agreement was reached with Aurora Loan Services on May 26th 2004 to bring the account up to date. The company will make payments of $10,838.81 per month until such time as the account is no longer past due.

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

                                       F9

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

7. Long-term debt:
   ---------------

Long - term debt consists of:

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved attached warrants for the purchase of 3,600,000 shares. The total offering is in the amount of $600,000 of which the agreement was considered modified and now has a total balance loaned in the amount of $740,000. The outstanding balance for these bonds is $393,000 plus accrued interest. The Company has been negotiating the retirement of these bonds anticipating replacement funding availability. In these negotiations the bond holders feel the company has not complied with the bond agreement for the conversion of the remaining balance into common stock. Presently litigation is underway in this matter.

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, was 11.50% per year and has since been renegotiated with Aurora Loan Services, Inc. to 8.50%. The note was originated with a term of seven years with a late fee of up to four percent of the unpaid portion of the regularly scheduled payment. The President of The Company maintains a life insurance policy as required by the loan agreement and has used personal as well as Company assets as collateral. The Company is currently in 22 months in default on the note and is currently renegotiating terms in order to prevent foreclosure of the note payable. The Company has been maintaining the current monthly amount as payments.

Aggregate maturities of long - term debt over the next five years are as follows:


For the year ended October 31, 2003

              YEAR                    AMOUNT
              2004                   164,421
              2005                    36,222
              2006                    36,424
              2007                    42,909
              2008                    46,701

                                       F10

8. Operating Lease Agreements:
   ---------------------------

In January of 2004, The Company paid $10,000 to buy out its lease contract and move to a less expensive building in Rocky Mount, NC. The new lease is for 5 years and calls for monthly payments of $3,500 for the first year, $4,000 for the second and third years, and $4,500 for the fourth and fifth years. The lease contract also calls for The Company to pay for any leasehold improvements.

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

On November 7, 2003 the company entered into a consulting Agreement with Barry Clark. As compensation, the Company Issued 100,000,000 common shares for a value of $510,000, or $.0051 per share. The term of the agreement is one year and the compensation for this agreement will be ratably charged to expense over the term through an allowance account set up in the stockholders' equity section of the financial statements. During the term of the this agreement, consultant shall provide advice with the Company concerning management of sales and marketing resources, consulting, strategic planning, corporate organization and structure, and other consulting services.

On November 19, 2003 the Company entered into a consulting agreement with Tom Bojadzijev. As compensation, the Company issued 300,000,000 common shares for a value of $1,650,000, or $.0055 per share. Also, on December 30, 2003 the Company entered into an additional consulting agreement and issued 400,000,000 common shares for a value of $2,400,000, or $.006 per share. The terms of these agreements is one year from the date of inception and the compensation for these agreements will be ratably charged to expense over the term through an allowance account set up in the stockholders' equity section of the financial statements. During the term of these Agreements, Consultant shall provide advice to, undertake for and consult with the Company concerning management, marketing, consulting, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

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

                                       F11

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

During the year, 2003, the Company entered into consulting agreements with Barry Clark to provide advice to undertake for and consult with the Company concerning management of sales and marketing resources, consulting, strategic planning, corporate organization and structure, financial matters in connection with connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs, and condition. The following lists the compensation in the form of common stock provided by the agreements: on January 29, 2003 7,000,000 shares for $98,000 or $0.014 per share, on March 31, 2003 14,000,000 shares for $64,000 or $0.0046, on June 12, 2003 14,000,000 shares for $77,000 or $0.0055 per share, on September 9, 2003 14,000,000 shares for $70,000 or $0.005 per share and on October 3, 2003 28,000,000 shares for $112,000 or $0.004 per share. All shares were valued at the trading value of common shares on the dates that the agreements were entered into.
During the fiscal year end October 31, 2002, the Company converted debenture bond principal and interest into 4,321,460 common shares for a value of $47,172.

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

                                       F12

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

                                       F13

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

                                       F14

12. Deferred Tax Assets and Liabilities:
    ------------------------------------

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

On October 15, 2003 a default judgment against the Company was entered in favor for the plaintiff, Gordon & Rees, LLP, in the amount of $106,720 plus attorney fees of $26,680. The suit was over legal fees incurred by the Company and the fees are included in the Company's accounts payable balance. The fees were incurred during the year ended October 31, 2002. On May 27, 2004 the Company entered into a settlement agreement whereby the Company would pay $19,000 by June 11, 2004 to allow a dismissal of the lawsuit.

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that The Company is indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. The Company has filed a counter-claim in response to this action. On April 8th, 2004 the Company entered into a settlement agreement whereby the Company would pay $10,000 and dismiss the counter-claim to allow a dismissal of the lawsuit.

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

                                       F15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


2nd Quarter 2004 Compared with 2nd Quarter 2003

Revenues for the second quarter of fiscal years 2004 and 2003 were $185,227 and $303,629, respectively. Depreciation expense decreased to $25,144 from $33,213 because of certain assets that have been completely depreciated. Research and development costs decreased to $27,656 from $56,574.

LIQUIDITY AND CAPITAL RESOURCES

Cash inflows from operating activities were $39,725 for the six months ended April 30, 2004 as compared with cash outflows of ($81,370) in the prior year's period. Cash outflows from investing activities were ($53,403) as compared with ($0) in the prior year's period.

Outlook

During the past six months, we have concentrated our efforts on minimizing company expenses and focusing the direction of the company on our affiliate and sales leads efforts. The long term projections for this endeavor appear to be substantially more favorable than our current main primary source of income, Top-10 Promotions.

Top-10 Promotions sales were down over last six months, prompting our decision to concentrate more attention on the affiliate and sales leads programs. We are making use of the personnel and technology we have in place for Top-10 Promotions in developing these new programs. By doing this, we have minimized research and development expenses as well as training expenses for new employees. Once we feel comfortable with the progress of the current employees, we plan on expanding our sales and support staff to accommodate the growth of these programs.

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

Our consultant, Graceleyne Financial Inc., is in the process of acquiring a $12 million corporate bond sale for RTC. Upon completion of the bond issuance, RTC plans to use a portion of the money to eliminate several debts incurred by the company, initiate a buyback of RTC stock, and increase research and development substantially over the coming years.

We estimate our expenses to be in the neighborhood of $1,500,000, excluding non-cash compensation in the form of stock. We are expecting to see revenue reach $1.8 million. If our revenue projections remain accurate, Roanoke Technology Corporation will post its first profit since going public.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Gordon & Rees, LLP v. Roanoke Technology Corp.; Top-10 Promotions, San Francisco County Superior Court, Case Number CGC-03-423362. The complaint was filed on August 12, 2003 and was "purportedly" served on September 12, 2003. On October 15, 2003, we received a Notice of Intention to Enter Default and Default Judgment. Plaintiff has not been able to provide the court documentation to support a default judgment. The default judgment was for $106,719.64 plus 10% of interest from 8/26/02 and attorney's fees of $26,679.91. On May 27, 2004 we entered into a settlement agreement whereby we would pay $19,000 by June 11, 2004 to allow a dismissal of the lawsuit. Such amount was paid and this case was settled in full.

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No. 99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. The specific judgment amount was not listed.

On February 20, 2003 a complaint, Sprint Communications Company Limited Partnership vs. Roanoke Technology Corp., was filed in the State of North Carolina, County of Halifax Superior Court Division. The complaint asserts that we are indebted to the plaintiff for a total of $179,150.16 and costs of the action brought forward. We have filed a counter-claim in response to this action. Our legal counsel has not determined the likeliness that the plaintiff will be successful with the complaint. This matter was settled in full for $10,000.

AJW Partners, LLC. AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16, 2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The plaintiffs claim that a total of $775,000 is still owed under the convertible debentures. We have put in an answer and a counterclaim to this action and are currently preparing a response to motion to dismiss our counterclaim.

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

Item 6  - Exhibits and Reports on Form 8-K

   a. Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

   b. Reports on Form 8-K.

      On February 25, 2004 we filed a Form 8-K reporting under Item 5 - Other Events our new office location.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      ROANOKE TECHNOLOGY CORP.


      By:  /s/  David L. Smith
           -------------------------------------
           DAVID L. SMITH
           Chairman of the Board of Directors
           CEO and CFO

Dated:   June 14, 2004