Form 10-Q
period 2004-07-31
ROANOKE TECHNOLOGY CORP
filed 2004-09-20
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 20, 2004, we had 2,946,524,239 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2002. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of results that may be expected for the year ending October 31, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #

    Balance Sheets                               1 - 2
     As of April 30, 2004 and
     October 31, 2003

     Statements of Operations                    3
     For the Six Months Ended
     April 30, 2004 and 2003

     Statements of Operations                    4
     For the Three Months Ended
     April 30, 2004 and 2003

     Statement of Stockholders' Equity           5
     As of April 30, 2004

     Statements of Cash Flow                     6
     For the Six Months Ended
     April 30, 2004 and 2003

     Notes to the Financial Statements           7 - 12

                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                    As of July 31, 2004 and October 31, 2003



                                     ASSETS

CURRENT ASSETS                                                                            7/31/2004           10/31/2003
--------------                                                                        -----------------------------------
             Cash                                                                       $        102,841     $    18,306
             Accounts receivable                                                                  39,933               -
                                                                                      -----------------------------------

                      Total Current Assets                                                       142,774          18,306
                                                                                      -----------------------------------

PROPERTY AND EQUIPMENT

             Equipment and leasehold improvements                                                652,616         599,213
             Less: accumulated depreciation                                                     (316,812)       (279,096)
                                                                                      -----------------------------------

                      Total Property and Equipment                                               335,804         320,117
                                                                                      -----------------------------------

OTHER ASSETS

             Loan to officer                                                                      62,397               -
             Deposits                                                                              8,150           5,250
                                                                                      -----------------------------------

                      Total Other Assets                                                          70,547           5,250
                                                                                      -----------------------------------

                      TOTAL ASSETS                                                      $        549,125     $   343,673
                                                                                      ===================================




                       The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                    As of July 31, 2004 and October 31, 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                                       7/31/2004           10/31/2003
-------------------                                                                   -----------------------------------
             Accounts payable and accrued expenses                                      $        142,599     $   322,411
             payroll tax and penalty payable                                                     832,423         782,693
             Employee loan                                                                             -           5,090
             Loan from officer                                                                   500,000               -
             Current maturity of long-term debt                                                  117,967         164,421
                                                                                      -----------------------------------

                      Total Current Liabilities                                                1,592,989       1,274,615
                                                                                      -----------------------------------

LONG TERM LIABILITIES

             Long term debt                                                                      249,725         270,807
             Less current portion of long term debt                                             (117,967)       (164,421)
             Debenture bond principal                                                            393,003         393,003
                                                                                      -----------------------------------

                      Total Long Term Liabilities                                                524,761         499,389
                                                                                      -----------------------------------

                      TOTAL LIABILITIES                                                        2,117,750       1,774,004
                                                                                      -----------------------------------

STOCKHOLDERS' EQUITY


             Preferred Stock, $.0001 par value
                Authorised:10,000,000
                Issued and Outstanding: None                                                           -               -

             Common Stock, $.0001 par value
                 Authorized: 5,000,000,000
                 Issued: 2,544,151,286 and 494,151,286, respectively                             254,415          49,415
             Additional paid in capital                                                       19,740,939       8,635,939
             Allowance for prepaid services
                 in the form of stock                                                         (1,540,000)              -
             Retained earnings (loss)                                                        (20,023,979)    (10,115,685)
                                                                                      -----------------------------------

                      Total Stockholders' Equity                                              (1,568,625)     (1,430,331)
                                                                                      -----------------------------------

                      TOTAL LIABILITIES AND EQUITY                                      $        549,125     $   343,673
                                                                                      ===================================




 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                For the nine months ending July 31, 2004 and 2003

                                                                                          7/31/2004         7/31/2003
                                                                                      -----------------------------------

REVENUE                                                                                  $       609,737    $  1,041,581
-------

COST OF SERVICES                                                                                 474,334         711,982
----------------
                                                                                      -----------------------------------

GROSS PROFIT OR (LOSS)                                                                           135,403         329,599
----------------------
                                                                                      -----------------------------------

EXPENSES

             General and administrative                                                        9,982,042         631,944
             Research and development                                                             89,082         120,537
                                                                                      -----------------------------------

             TOTAL EXPENSE                                                                    10,071,124         752,481
                                                                                      -----------------------------------

OPERATING INCOME                                                                              (9,935,721)       (422,882)
----------------
                                                                                      -----------------------------------

OTHER INCOME (EXPENSE)

             Other income - gain from litigation                                                 110,590               -
             Interest income (expense) - net                                                     (83,163)        (46,883)
                                                                                      -----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                                         27,427         (46,883)
                                                                                      -----------------------------------

NET INCOME (LOSS)                                                                        $    (9,908,294)   $   (469,765)
-----------------
                                                                                      ===================================


Earnings (loss) per share, basic and diluted                                             $         (0.01)   $      (0.00)
--------------------------------------------

Weighted average number of common shares                                                   1,723,317,952     113,809,057
----------------------------------------





                      The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
               For the three months ending July 31, 2004 and 2003


                                                                                            7/31/2004          7/31/2003
                                                                                      -----------------------------------

REVENUE                                                                                  $       188,007     $   344,011
-------

COST OF SERVICES                                                                                 200,625         217,301
----------------
                                                                                      -----------------------------------

GROSS PROFIT OR (LOSS)                                                                           (12,618)        126,710
----------------------
                                                                                      -----------------------------------

EXPENSES

             General and administrative                                                        7,858,226         137,796
             Research and development                                                             22,136          14,540
                                                                                      -----------------------------------

             TOTAL EXPENSE                                                                     7,880,362         152,336
                                                                                      -----------------------------------

OPERATING INCOME                                                                              (7,892,980)        (25,626)
----------------
                                                                                      -----------------------------------

OTHER INCOME (EXPENSE)

             Other income - gain from litigation                                                 106,590               -
             Interest income (expense) - net                                                     (27,257)         (8,456)
                                                                                      -----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                                         79,333          (8,456)
                                                                                      -----------------------------------

NET INCOME (LOSS)                                                                        $    (7,813,647)    $   (34,082)
-----------------
                                                                                      ===================================



 The accompanying footnotes are an integral part of these financial statements.

                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                               As of July 31, 2004

                                                                                   ALLOW
                                                                ADDITIONAL          FOR            RETAINED
                                   COMMON            PAR          PAID IN          STOCK          EARNINGS            TOTAL
                                    STOCK           VALUE         CAPITAL          COMP.          (DEFICIT)           EQUITY
                                 ------------------------------------------------------------------------------------------------
Balance, December 31, 2002         59,059,057      $  5,906     $ 6,307,696     $  (153,429)      $ (7,486,906)    $(1,326,733)

Stock issued in debenture          85,501,001         8,550         302,890                                            311,440
  bond conversion

Stock issued for services          78,000,000         7,800         425,200                                            433,000

Stock issued for officer
  compensation and bonus          271,591,228        27,159       1,600,153                                          1,627,312

Allowance for deferred
  stock compensation on
  contract services                                                                 153,429                            153,429

Net income (loss)                                                                                   (2,628,779)     (2,628,779)

                                -----------------------------------------------------------------------------------------------

Balance, December 31, 2003        494,151,286        49,415       8,635,939               -        (10,115,685)     (1,430,331)

Stock issued for contract
  services on Nov. 7, 2003
  for a value of $.0051/share     100,000,000        10,000         500,000                                            510,000

Stock issued for contract
  services on Nov. 19, 2003
  for a value of $.0055/share     300,000,000        30,000       1,620,000                                          1,650,000

Stock issued for contract
  services on Dec. 30, 2003
  for a value of $.006/share      400,000,000        40,000       2,360,000                                          2,400,000

Allowance for deferred
  stock compensation on
  contract services                                                              (1,540,000)                        (1,540,000)

Stock issued for officer
  compensation and bonus
  on May 24, 2004 at $.0054
  per share                     1,250,000,000       125,000       6,625,000                                          6,750,000

Net income (loss)                                                                                   (9,908,294)     (9,908,294)

                                -----------------------------------------------------------------------------------------------

Balance, July 31, 2004          2,544,151,286      $254,415     $19,740,939     $(1,540,000)      $(20,023,979)    $(1,568,625)
                                ===============================================================================================

 The accompanying footnotes are an integral part of these financial statements.

                         ROANOKE TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                For the nine months ending July 31, 2004 and 2003


CASH FLOWS FROM OPERATING ACTIVITIES                                                      7/31/2004         7/31/2003
------------------------------------                                                  -----------------------------------
             Net income (loss)                                                           $    (9,908,294)   $   (469,765)
                                                                                      -----------------------------------

             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:

             Depreciation                                                                         37,716          49,820
             Compensation in the form of stock                                                 9,770,000         256,571
             (Increase) Decrease in accounts receivable                                          (39,933)          7,024
             (Increase) Decrease in employee advance                                                   -           2,030
             (Increase) Decrease in prepaid expense                                                    -          13,289
             (Increase) Decrease in deposits                                                      (2,900)              -
             Increase (Decrease) in payables and accrued expenses                               (179,812)         50,225
             Increase (Decrease) in employee loan                                                 (5,090)              -
             Increase (Decrease) in credit card payable                                                -          (9,784)
                                                                                      -----------------------------------

                      Total adjustments to net income                                          9,579,981         369,175
                                                                                      -----------------------------------

             Net cash provided by (used in) operating activities                                (328,313)       (100,590)
                                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Cash paid for equipment                                                             (53,403)              -
                                                                                      -----------------------------------

             Net cash flows provided by (used in) investing activities                           (53,403)              -
                                                                                      -----------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

             Increase (Decrease) in loan from officer                                            466,251               -
             Proceeds from debenture bond                                                              -          88,000
                                                                                      -----------------------------------

             Net cash provided by (used in) financing activities                                 466,251          88,000
                                                                                      -----------------------------------

CASH RECONCILIATION

             Net increase (decrease) in cash                                                      84,535         (12,590)
             Cash - beginning balance                                                             18,306          18,587
                                                                                      -----------------------------------

ENDING CASH BALANCE                                                                      $       102,841    $      5,997
--------------------
                                                                                      ===================================





 The accompanying footnotes are an integral part of these financial statements.

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

Intangibles - Intangibles principally include core technology in the form of
-----------
software programs and are amortized over their estimated lives of primarily 3 to 5 years, existing Organization costs are being amortized by the straight-line method over 5 years.

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

Concentrations of Risk - Financial instruments which potentially expose
----------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions.

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

On May 24, 2004 the Company issued 1,250,000,000 shares of common stock to the Company's President in compliance with the President's compensation agreement. These shares were issued in compliance with the anti-dilution clause of this agreement for a value of $6,750,000, or $0.0054 per share. The shares were accounted for at the value of the trading price close of day on that date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3rd Quarter 2004 Compared with 3rd Quarter 2003

Revenues for the third quarter of fiscal years 2004 and 2003 were $188,007 and $344,011, respectively. Depreciation expense decreased to $12,572 from $16,607 because of certain assets that have been completely depreciated. Research and development costs increased to $22,136 from $14,540.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($328,313) for the nine months ended July 31, 2004 as compared with cash outflows of ($100,590) in the prior year's period. Cash outflows from Investing Activities were ($53,403) as compared with ($0) in the prior year's period.

Outlook

During the past nine months, we have concentrated our efforts on minimizing company expenses and focusing the direction of the company on our affiliate and sales leads efforts. The long term projections for this endeavor appear to be substantially more favorable than our current main primary source of income, Top-10 Promotions.

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

Our consultant, Graceleyne Financial Inc., is in the process of acquiring a $12 million corporate bond sale for RTC. Upon completion of the bond issuance, RTC plans to use a portion of the money to eliminate several debts incurred by the company, initiate a buyback of RTC stock, and increase research and development for upcoming projectssubstantially over the coming years.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Gordon & Rees, LLP v. Roanoke Technology Corp.; Top-10 Promotions, Inc. San Francisco County Superior Court, Case Number CGC-03-423362. The complaint was filed on August 12, 2003 and was "purportedly" served on September 12, 2003. On October 15, 2003, we received a Notice of Intention to Enter Default and Default Judgment. Plaintiff has not been able to provide the court documentation to support a default judgment. The default judgment was for $106,719.64 plus 10% of interest from 8/26/02 and attorney's fees of $26,679.91. On May 27, 2004 we entered into a settlement agreement whereby we would pay $19,000 by June 11, 2004 to allow a dismissal of the lawsuit. Such amount was paid and this case was settled in full.

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

      None.

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

Dated:   September 20, 2004