Form 10-K
period 2004-10-31
ROANOKE TECHNOLOGY CORP
filed 2005-02-23
CIK 1076534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                    FORM 10-K
                       ----------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004

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

                       2720 North Wesleyan Blvd.
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

Revenues for year ended October 31, 2004:     $795,923

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 23, 2005 was: $1,061,667

Number of shares of the registrant's common stock outstanding as of February 23, 2005 was: 2,946,524,239

Transfer Agent as of February 23, 2005:


                             Interwest Transfer Co.
                    1981 East Murray Holladay Road, Suite 100
                           Salt Lake City, Utah 84117

                                     PART I

Item 1.       Description of Business

Business Development. We were incorporated in Florida on December 11, 1997 under the name Suffield Technologies Corp. We did not have any significant revenues until we purchased all of the issued and outstanding shares of Top 10 Promotions, Inc., a Virginia corporation with its principal place of business in North Carolina, in accordance with a Stock Purchase Agreement and Share Exchange dated and effective May 28, 1998. Top 10 was incorporated in Virginia on November 18, 1997. We maintain our principal offices at 2720 North Wesleyan Blvd., Rocky Mount, North Carolina, 27804 and our telephone number is (252) 428-0200.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer. Roanoke Technology Corp. is headquartered in Rocky Mount, North Carolina. We are a developer and marketer of a service designed to maximize and promote Internet web site presence. To put it simply, our primary business function is to make our customers' Internet web sites easy to find. Most persons searching the Web for a product or service use a search engine. Web sites often use television and print media advertising in an attempt to direct traffic to their web sites, but we utilize our own proprietary software products and knowledge regarding search engine indexing algorithms to alter our customer's web sites in ways which make the sites more appealing to the top search engines. If our customers wish to generate business from the Internet, it is important that their Web sites appear in the top 10 or 20 positions of targeted search engine indices. Basically, that is what we do. In addition, we utilize a suite of custom computer programs that allow our users to analyze and track their Web Sites "visibility". Our proprietary software analyzes high ranked sites on the targeted search engines to determine the most important key words, phrases, and other design characteristics of those sites. Our customers' web sites are then changed to reflect the preferences of those search engines and thus increase the probability that their web site will appear in the top 10 or 20 sites listed by the search engine when those search characteristics are used. Since most Web surfers ignore search results beyond the first hundred listed sites, a higher ranking almost always translates to higher visitor hits for our customers. This results in greater exposure for our customers, improved results for their web presence, and increased customer reliance on our services.

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

We have a history of significant losses. We had a loss of $305,545 from December 11, 1997 (inception) through October 31, 1998; $2,686,404 for the year ended October 31, 1999; $1,065,244 for the year ended October 31, 2000, $1,879,379 for the year ended October 31, 2001; $1,550,334 for the year ended October 31, 2002; $2,628,779 for the year ended October 31, 2003 and $12,728,290 for the year ended October 31, 2004.

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

SERVICES

     Our services are designed to improve the visibility of our customer's websites on the Internet. Since many key word searches can return hundreds, if not thousands, of matches, it is important that those attempting to generate business from their Internet listing assure that their site is listed in the first one or two pages returned by the search engine.

     o When a customer purchases the "Premium Plan" we begin the following procedures:

     o Identify appropriate key words or terms for the customer's website. The Premium Plan allows for 6 terms.

     o Identify the unique characteristics and patterns associated with each search engine's robot and indexing practices.

     o Create a customer web page for each term. Each contract will require a creation of approximately 6 to 24 pages.

     o The created web pages are then moved to the customer's website or server.

     o We analyze the customer's website for any characteristics that may be detrimental to their rankings on the search engines and make the appropriate changes to their website. These changes typically include modification of text and metatags on the home page and occasionally we modify the navigation through their site.

     o We verify the placement of the web pages and create a site map for the customers' site. We submit the new content pages to the search engines that do not automatically crawl the site.



     o Approximately 4 weeks after we have completed the applicable submissions, preliminary results will be noticed. In most cases 60 days after the pages are placed on the server the customer will be able to check the results at the customer's section of our web.

     As part of the Premium Plan, we will continue to monitor and furnish Visibility Reports for each customer for up to 6 months. The reports are compiled every two weeks and are made available to our customers via their own private portal into our customer service application.

     We commit to the following for our Premium Plan:

          Our services will secure no less than ten (10) placements somewhere within the top 20 positions somewhere across the top search engines that we target.

          ss. The engines we target consist of Yahoo, AskJeeves, Teoma, Excite, Infoseek, HotBot, Lycos, iWon, NBCi, AOL NetFind, LookSmart, AltaVista, Google, Netscape, MSN, Northern Light, Webcrawler, Wisenut, Splatsearch, Overture, ScrubTheWeb, 7Search, All The Web and Open Directory Project. Top-10 Promotions may target different search engines than those listed in this agreement as market conditions change.

          ss. The placements will consist of existing pages on the customers site as well as the new pages we made. The listings may appear on any single engine, all the engines, or spread across any number of the engines listed above. ss. We will not promote keywords that contain registered trademarks of other companies. Client assumes all responsibility for submitting keywords that contain registered trademarks of other companies.

          ss. We are not agreeing to increase traffic to the customer's site. That is a function of demand for the customer's product or service. The agreement is only for placement of the customer's URL(s) in the search engine indexes.

          ss. In the event of our failure to meet this agreement, Top-10 Promotions will repeat the service at no charge.

We also offer silver and gold plans. The same processes are followed except we promote 12 or 24 keywords respectively. We also guarantee 20 new placements in the search engines for the silver plan and 30 placements for the gold plan.

Our sales efforts rely primarily upon our proprietary software programs to generate sales leads that are then followed up with e-mail and telemarketing efforts. Due to the increasing number of websites indexed by the key search engines and changes in the way these sites are indexed by the search engines, the visibility of the websites that we have enhanced tends to decline over time. We re-solicit prior customers periodically and offer them the opportunity to renew their website visibility. The renewal process is the same as described above and with the same guarantee.

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

PERSONNEL

We currently employ 16 full time employees. They fall into 4 different categories: 2 management, 5 sales, and 9 support personnel. Sales personnel are compensated on a base pay plus commission basis.

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

Material programming costs are:

             Year Ending              Year Ending              Year Ending
             Oct. 31, 2004            October 31, 2003         Oct. 31, 2002
             -------------            ----------------         -------------
Total        $   89,082                   $120,537                $323,680


RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are considered a continual process and are expensed when incurred. When we can associate specific costs to a computer software product that has technological feasibility and research and development activities have been completed, we will capitalize those costs as an asset.

Item 2. Description of Property

We do not own any real estate. Instead we lease space for our executive offices and business operations. Our offices are located at 2720 N. Wesleyan Boulevard, Rocky Mountains, North Carolina.

On March 1, 2004 we entered into a five-year lease for 1.6 acres of land on which our offices are located. In addition, we have an option to lease the premises for an additional five years. The one story pre-engineered steel building located on the property is 9000 square feet in size. The building has an emergency generator and we believe it contains sufficient space for our ongoing operations. Our lease payments for the space are for 5 years and call for monthly payments of $3,500 for the first year, $4,000 for the second and third years, and $4,500 for the fourth and fifth years. The lease contract also calls for us to pay for any leasehold improvements.

Item 3. Legal Proceedings

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

AJW Partners, LLC. AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16, 2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The plaintiffs claim that a total of $775,000 is still owed under the convertible debentures. A full settlement was reached in this matter.

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

                                     PART II

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 23, 2005, based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds 500. Our common stock is available for trading through electronic trading services via the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for our common stock through October 31, 2004 and as available through electronic trading services subsequent to such date.

                                          Common Stock Bid

Fiscal Quarter                        High                 Low
                                      ----                 ---


January 31, 2002                      $ 0.17               $ 0.01
April 30, 2002                        $ 0.19               $ 0.05
July 31, 2002                         $ 0.15               $ 0.03
October 31, 2002                      $ 0.04               $ 0.01

January 31, 2003                      $ 0.07               $ 0.01
April 30, 2003                        $ 0.01               $ 0.01
July 31, 2003                         $ 0.01               $ 0.01
October 31, 2003                      $ 0.01               $ 0.01

January 31, 2004                      $ 0.01               $ 0.01
April 30, 2004                        $ 0.01               $ 0.01
July 31, 2004                         $ 0.01               $ 0.01
October 31, 2004                      $ 0.01               $ 0.01


Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6. Selected Financial Data



                                             Twelve Months        Twelve Months
                                             Ended October        Ended October
                                                 31, 2004           31, 2003
STATEMENT OF OPERATIONS DATA:


Total revenues                                 $    795,923            1,236,805
Operating expenses                             $    625,647            1,003,158
Gross profit from operations                   $    170,276              233,647

General and administrative                     $ 12,521,993            2,651,390
expenses
Income (loss) from operations                  $(12,440,799)          (2,559,017)

Other income (expense)                             (100,698)             (69,762)

Net Loss                                       $(12,728,290)          (2,628,779)

OTHER DATA:

EBITDA (1)                                      (12,569,203)          (2,494,561)

Net cash provided (used) by                        (564,066)            (198,815)
operating activities
Net cash provided (used) by                         (40,602)             (39,493)
investing activities
Net cash provided (used) in                         612,524              238,027
financing activities
Fully diluted earnings per share                         (*)                  (*)

Basic earnings (loss) per share                       (0.01)                (.02)

* Less than (.01) per share

BALANCE SHEET DATA:

Cash and cash equivalents                      $     26,162               18,306
Total assets                                   $    373,844              343,673
Current liabilities                            $  2,137,015            1,274,615
Total liabilities                              $  2,137,015            1,774,004

Stockholders' equity                             (1,763,171)          (1,430,331)
Total liability and equity                     $    373,844              343,673


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2004 Compared with Fiscal 2003

In fiscal 2004 sales decreased 36% from the previous year, from $1,236,805 to $795,923. Our reduction in overhead is the primary reason for this decrease, but we feel that the decrease in expenditures offset the reduction in sales.

Cost of sales decreased 38% to $625,647 or 79% of sales, from $1,003,158, or 81% of sales.

General and Administration costs were at $12,521,993 for fiscal 2004 and $2,651,390 for fiscal 2003, an increase of 472%. The increase was mainly due to compensation in the form of stock which amounted to $12,215,450 during 2004. Without the stock compensation, the Company would have had a decrease in these costs of $131,106 due to cutting measures.

The Company decreased its research and development of new services during the year ended October 31, 2004. These costs decreased 37% from $141,274_ to $89,082.

Interest expense for the Company increased 32%, from $69,762 to $102,177, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

The net loss of the Company had a 473% increase as compared to the prior year, or $(12,440,799) for fiscal 2004 and $(2,628,779) for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

                                                                Year Ended
                                          Oct. 31, 2004        Oct. 31, 2003
                                          --------------       -------------


Net cash provided (used) by               $   (564,066)         $    (194,815)
  continuing operating activities
Net cash provided (used) by               $    (40,602)         $     (43,493)
   investing activities
Net cash provided (used) by               $    612,524          $     238,027
   financing activities
Working Capital                           $                     $  (1,256,309)
Total Debt                                $  2,137,015          $  (1,774,004)
Shareholder's equity                      $ (1,763,171)         $  (1,430,331)

Cash flow from operating activities was $(564,066) as compared to a deficit of $(194,815) in the preceding year.

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

                                    PART III

Item 10.     Directors, Executive Officers, Promoters and Control Persons:
             Compliance With Section 16(a) of the Exchange Act

Our directors and officers, as of February 23, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name                         Age       With Company
----                         ---
                                       Position

David L. Smith, Jr.(1)        48       President, Chief Financial Officer
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

We have not filed Form 5's for our fiscal year ending October 31, 2004.

Item 11. Executive Compensation

The following table sets forth the annual and long-term compensation for services in all capabilities to the Company.

Name & Position                      Year       Salary          Bonus     Other           Annual Long Term
                                                                          Compensation    Compensation
------------------------------------------------------------------------------------------------------------
David L. Smith Jr. (1)               2004
President, CEO and                   2003       $185,602         -0-       -0-             -0-
Director                             2002       $185,602         -0-       (1)             -0-


(1) In October 2003, David received 270,000,000 shares pursuant to his amended employment agreement with us. On April 9, 2003 we issued a total of 1,313,268 shares to David L. Smith, Jr. based upon his amended employment agreement for bonuses owed for the years ended December 31, 2000, December 31, 2001 and December 31, 2002. The shares were issued in the following manner based on one (1%) percent of the issued and outstanding shares at the end of each of years set forth above: 126,687 shares for December 31, 2000, 364,381 shares for December 31, 2001 and 822,020 shares for December 31, 2002.In fiscal 2000, David received 1,500,000 of our restricted common shares per his employment agreement. The shares were valued at $.60 per shares for a total of $900,000. Since the beginning of fiscal 2000, David has received 1,500,000 of our restricted shares pursuant to his execution of a new 3 year employment agreement with us in August 2000. Such shares received by him would normally be valued at the trading price at the time he received the shares ($0.25) in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, this standard considers the discounting of stock when such stock is restricted; our stock was thinly traded and the number of shares to be traded on the market (1,500,000) would greatly devalue the stock. Therefore, the method used was as follows: Initial price of $0.25; discounted 10% in lieu of the restriction. Based on this, the value is $337,500.

Compensation of Directors

Our Directors do not receive compensation for their services as directors but may be reimbursed for their reasonable expenses for attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 23, 2005, information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially 5% or more of such stock, (ii) each director who owns any of our common stock, and (iii) all directors and officers as a group, together with their percentage of beneficial holdings of the outstanding shares.


Name of Beneficial Owner/                         Number of Shares of
Identity of Group                                 Common Stock                % of Beneficial
                                                  Beneficially Owned          Ownership
---------------------------------------------------------------------------------------------
CEDE & Co.                                         1,393,968,995                 47.31%

David L. Smith, Jr.                                1,429,857,086                 48.53%
President, CFO, CEO and Director

All current executive officers                     1,429,857,086                 48.53%



The persons named in the table have sole voting and investment power with respect to all shares of common stock.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended October 31, 2004 and 2003, we were billed approximately $7,500 and $4,800 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $4,300 and $4,800 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004 and 2002, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K

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


Dated:   February 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/  David L. Smith, Jr.       Chairman of the Board of      Dated: February 23, 2005
--------------------------------    Directors, Chief Executive
          David L.Smith, Jr.        Officer


                         ROANOKE TECHNOLOGY CORPORATION
                     Financial Statements Table of Contents





FINANCIAL STATEMENTS                                                     Page #

     Independent Auditors Report                                         1

     Balance Sheets                                                    2 - 3
     As of October 31, 2004 and2003

     Statements of Operations                                            4
     For the twelve Months Ended
     October 31, 2004 and 2003

     Statement of Stockholders' Equity                                 5 - 6
     As of October 31, 2004

     Statements of Cash Flows                                            7
     For the twelve Months Ended
     October 31, 2004 and 2003

     Notes to the Financial Statements                                 8 - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

The Board of Directors and Shareholders
Roanoke Technology Corporation
Rocky Mount, North Carolina


        We have audited the accompanying balance sheet of Roanoke Technology Corporation as of October 31, 2004 and 2003 and the related statements of operations, stockholder's equity and cash flows for the twelve months ending October 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roanoke Technology Corporation as of October 31, 2004 and the results and its cash flows for the twelve months ending October 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gately & Associates, LLC
Altamonte Springs, Florida
January 15, 2005


                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                         As of October 31, 2004 and 2003




                                     ASSETS
                                     ------

CURRENT ASSETS                                                              10/31/2004          10/31/2003
--------------                                                          -----------------------------------

             Cash                                                           $       26,162     $    18,306
             Accounts receivable, net of $36,505 allowance                          16,083               -
             Employee advances                                                       3,750               -
                                                                        -----------------------------------

                      Total Current Assets                                          45,995          18,306
                                                                        -----------------------------------

PROPERY AND EQUIPMENT
---------------------

             Equipment and leasehold improvements                                  655,698         599,213
             Less: accumulated depreciation                                       (335,999)       (279,096)
                                                                        -----------------------------------

                      Total Property and Equipment                                 319,699         320,117
                                                                        -----------------------------------

OTHER ASSETS
------------

             Deposits                                                                8,150           5,250
                                                                        -----------------------------------

                      Total Other Assets                                             8,150           5,250
                                                                        -----------------------------------

                      TOTAL ASSETS                                          $      373,844     $   343,673
                                                                        ===================================



 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                         As of October 31, 2004 and 2003




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                         10/31/2004          10/31/2003
-------------------                                                     -----------------------------------
             Accounts payable and accrued expenses                          $       67,510     $   322,411
             payrol tax and penalty payable                                        666,590         782,693
             Employee loan                                                               -           5,090
             Loan from officer                                                     479,816               -
             Loan on bond retirement                                               692,500
             Current maturity on SBA loan                                          230,599         164,421
                                                                        -----------------------------------

                      Total Current Liabilities                                  2,137,015       1,274,615
                                                                        -----------------------------------

LONG TERM LIABILITIES
---------------------

             Long term, SBA loan                                                         -         270,807
             Less current portion of long term debt                                      -        (164,421)
             Debenture bond principal                                                    -         393,003
                                                                        -----------------------------------

                      Total Long Term Liabilities                                        -         499,389
                                                                        -----------------------------------

                      TOTAL LIABILITIES                                          2,137,015       1,774,004
                                                                        -----------------------------------

STOCKHOLDERS' EQUITY
--------------------

             Preferred Stock, $.0001 par value
                Authorised:10,000,000
                Issued and Outstanding: None                                             -               -

             Common Stock, $.0001 par value
                 Authorized: 5,000,000,000
                 Issued: 2,829,651,286 and 494,151,286, respectively               282,965          49,415
             Additional paid in capital                                         20,797,839       8,635,939
             Retained earnings (loss)                                          (22,843,975)    (10,115,685)
                                                                        -----------------------------------

                      Total Stockholders' Equity                                (1,763,171)     (1,430,331)
                                                                        -----------------------------------

                      TOTAL LIABILITIES AND EQUITY                          $      373,844     $   343,673
                                                                        ===================================


 The accompanying footnotes are an integral part of these financial statements.


                         ROANKOE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
             For the twelve months ending October 31, 2004 and 2003




                                                                            10/31/2004       10/31/2003
                                                                        -----------------------------------

REVENUE                                                                     $      795,923     $ 1,236,805
-------

COST OF SERVICES                                                                   625,647       1,003,158
----------------                                                        -----------------------------------

GROSS PROFIT OR (LOSS)                                                             170,276         233,647
----------------------                                                  -----------------------------------

EXPENSES
--------

             General and administrative                                         12,521,993       2,651,390
             Research and development                                               89,082         141,274
                                                                        -----------------------------------

             TOTAL EXPENSE                                                      12,611,075       2,792,664
                                                                        -----------------------------------

OPERATING INCOME                                                               (12,440,799)     (2,559,017)
----------------                                                        -----------------------------------


OTHER INCOME (EXPENSE)

             Other income - gain from litigation settlement                        110,698               -
             Other expense - Settlement on bond retirement                        (296,012)              -
             Interest expense                                                     (102,177)        (69,762)
                                                                        -----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                         (287,491)        (69,762)
                                                                        -----------------------------------

NET INCOME (LOSS)                                                           $  (12,728,290)    $(2,628,779)
-----------------                                                       ===================================



Earnings (loss) per share                                                   $        (0.01)    $     (0.02)
-------------------------

Weighted average number of common shares                                     1,795,901,286     124,478,481
----------------------------------------




 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of October 31, 2004

                                                                ADDITIONAL          FOR            RETAINED
                                   COMMON           PAR          PAID IN           STOCK           EARNINGS            TOTAL
                                    STOCK          VALUE         CAPITAL           COMP.          (DEFICIT)            EQUITY
                              ---------------------------------------------------------------------------------------------------


Balance, October 31, 2002            59,059,057      $ 5,906       $6,307,696       $(153,429)      $ (7,486,906)    $(1,326,733)

Stock issued in debenture            85,501,001        8,550          302,890                                            311,440
  bond conversion

Stock issued for services            78,000,000        7,800          425,200                                            433,000

Stock issued for officer
  compensation and bonus            271,591,228       27,159        1,600,153                                          1,627,312

Allowance for deferred
  stock compensation on
  contract services                                                                   153,429                            153,429

Net income (loss)                                                                                     (2,628,779)     (2,628,779)
                              ---------------------------------------------------------------------------------------------------

Balance, October 31, 2003           494,151,286       49,415        8,635,939               -        (10,115,685)     (1,430,331)





 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of October 31, 2004

                                                                                     ALLOW
                                                                  ADDITIONAL          FOR            RETAINED
                                     COMMON           PAR          PAID IN           STOCK      EARNINGS                TOTAL
                                      STOCK          VALUE         CAPITAL           COMP.          (DEFICIT)          EQUITY
                                ---------------------------------------------------------------------------------------------------

Balance, October 31, 2003             494,151,286       49,415        8,635,939                        (10,115,685)     (1,430,331)

Stock issued for contract
  services on Nov. 7, 2003
  for a value of $.0051/share         100,000,000       10,000          500,000                                            510,000

Stock issued for contract
  services on Nov. 19, 2003
  for a value of $.0055/share         300,000,000       30,000        1,620,000                                          1,650,000

Stock issued for contract
  services on Dec. 30, 2003
  for a value of $.006/share          400,000,000       40,000        2,360,000                                          2,400,000

Stock issued for officer
  compensation and bonus
  on May 24, 2004 at $.0054
  per share                         1,250,000,000      125,000        6,625,000                                          6,750,000

Stock issued for contract
  services on May 3, 2004
  for a value of $.006/share           90,000,000        9,000          531,000                                            540,000

Stock issued for contract
  services on June 15, 2004
  for a value of $.0044/share          70,000,000        7,000          301,000                                            308,000

Stock issued for contract
  services on July 12, 2004
  for a value of $.0027/share           4,000,000          400           10,400                                             10,800

Stock issued for contract
  services on Aug. 18, 2004
  for a value of $.0023/share           7,500,000          750           16,500                                             17,250

Stock issued for contract
  services on Sep. 14, 2004
  for a value of $.0021/share          14,000,000        1,400           28,000                                             29,400

Stock issued to retire bond
  liability on Sep. 30, 2004
  for a value of $.0018/share         100,000,000       10,000          170,000                                            180,000

Net income (loss)                                                                                      (12,728,290)    (12,728,290)
                                ---------------------------------------------------------------------------------------------------

Balance, October 31, 2004           2,829,651,286     $282,965      $20,797,839        $      -       $(22,843,975)    $(1,763,171)
                                ===================================================================================================





 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE THECKNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the twelve months ending October 31, 2004 and 2003




CASH FLOWS FROM OPERATING ACTIVITIES                                                      10/31/2004       10/31/2003
------------------------------------                                                  -----------------------------------
             Net income (loss)                                                           $   (12,728,290)   $ (2,628,779)
                                                                                      -----------------------------------

             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:

             Depreciation                                                                         56,903          64,456
             Compensation in the form of stock                                                12,215,450       2,213,741
             Stock issued in bond retirement                                                     180,000               -
             Gain on litigation sttlement                                                        110,698               -
             (Increase) Decrease in accounts receivable                                          (16,083)          7,024
             (Increase) Decrease in employee advance                                              (3,750)         10,530
             (Increase) Decrease in prepaid expense                                                    -          13,289
             (Increase) Decrease in deposits                                                      (2,900)              -
             Increase (Decrease) in payables and accrued expenses                               (371,004)         59,842
             Increase (Decrease) in employee loan                                                 (5,090)          5,090
             Increase (Decrease) in accrued interest                                                   -          69,776
             Increase (Decrease) in credit card payable                                                -          (9,784)
                                                                                      -----------------------------------

                      Total adjustments to net income                                         12,164,224       2,433,964
                                                                                      -----------------------------------

             Net cash provided by (used in) operating activities                                (564,066)       (194,815)
                                                                                      -----------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 ------------------------------------

              Cash paid for equipment                                                            (40,602)        (43,493)
                                                                                       -----------------------------------

              Net cash flows provided by (used in) investing activities                          (40,602)        (43,493)
                                                                                       -----------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 ------------------------------------

              Proceeds from loan from officer                                                    479,816               -
              Proceeds from loan on bond retirement loan                                          92,500               -
              Proceeds from debenture bond                                                                       238,027
              Cash paid on SBA loan                                                               40,208               -
                                                                                       -----------------------------------

              Net cash provided by (used in) financing activities                                612,524         238,027
                                                                                       -----------------------------------

 CASH RECONCILIATION
 -------------------

              Net increase (decrease) in cash                                                      7,856            (281)
              Cash - beginning balance                                                            18,306          18,587
                                                                                       -----------------------------------

 ENDING CASH BALANCE                                                                     $        26,162    $     18,306
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

Revenue Recognition - Revenues resulting from technology consulting services are
-------------------
recognized as such services are performed in accordance with generally accepted accounting principles.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles. All costs associated with software development and advancement are expensed as a cost of sales through an ongoing research and development program.

Property and Equipment - Property and equipment are recorded at cost.
----------------------
Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

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

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

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

2. Going Concern Uncertainties:
   ----------------------------

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

3. Accounts Receivable and Customer Deposits:
   ------------------------------------------

Accounts receivable historically have been immaterial as The Company's policy is to have the internet services provided paid for in advance. The Company has set up an allowance for doubtful accounts for those accounts that The Company has uncertainty for collection. As of the balance sheet date there were no deposits paid in advance.

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

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

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

7. Long-term debt:
   ---------------

Long - term debt consists of:

On September 30, 2004, The Company entered into an agreement for funding with Cornell Capital Partners, LP upon which the terms of the funding are now in negotiation. The initial funding has retired The Company's bond liability for the year ended October 31, 2004 and retired The Company's U.S. Small Business Administration loan in its second funding dated December 3, 2004. The settled liabilities are discussed below.

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved attached warrants for the purchase of 3,600,000 shares. The total offering is in the amount of $600,000 of which the agreement was considered modified and now has a total balance loaned in the amount of $740,000. The outstanding balance for these bonds is $393,000 for the year ended October 31, 2003 plus accrued interest.

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

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

9. Stockholders' Equity:
   ---------------------

Preferred Stock
---------------

The Company has been authorized 10,000,000 shares of preferred stock at $.0001 par value. None of these shares have been issued and the limitations, rights, and preferences were yet to be determined by the Board of Directors.

Class A Common Stock
--------------------

The Company has authorized 100,000,000 shares of Class A common stock at a par value of $.0001 which has the right to vote at a rate equivalent to (10) shares of common stock for each share of Class A common stock held.

On November 19, 2004 the Company entered into an agreement with David Smith, President, in which David Smith agreed to return 100,000,000 shares of the Company's common stock in consideration for the issuance of 10,000,000 shares of the Company's Class A Common Stock.

Common Stock
------------

The Company has been authorized 20,000,000,000 shares of common stock at $.0001 par value. The Company amended its articles of incorporation effective September 29, 2004 for this number of shares authorized. The Company had originally authorized 150,000,000 common shares at its inception.

On November 19, 2004, the Company entered into an agreement with David Smith, President, in which David Smith agreed to return 100,000,000 shares of the Company's common stock to the company in consideration for the issuance of 10,000,000 shares of the Company's Class A common stock. The shares returned have been retired.

On September 30, 2004 the Company issued 100,000,000 shares of common stock to the holders of the Company's debenture bond liability in a settlement to retire the bond issue. The shares were issued at a value of $180,000, or $0.0018 per share.

On September 14, 2004, the Company issued 10,000,00 shares of common stock to Barry Clark for consulting services for a value of $21,000, or $0.0021 per share.

On September 14, 2004, the Company issued to Russell Jones, an employee, 4,000,000 shares of stock for services for a value of $8,400, or $0.0021 per share.

On August 18, 2004 the Company issued 7,500,000 shares of common stock to J. Powell for consulting services for a value of $17,250, or $0.0023 per share.

On July 12, 2004 the Company issued 2,000,000 shares of common stock to J. Saldi for consulting services for a value of $5,400, or $0.0027 per share.

On July 12, 2004 the Company issued 2,000,000 shares of common stock to Dan Smith, an employee, for services for a value of $5,400, or $0.0027 per share.

On June 15, 2004 the Company issued 50,000,000 shares of common stock to T. Bojadzijev for consulting services for a value of $220,000, or $0.0044 per share.

On June 15, 2004 the Company issued 20,000,000 shares of common stock to J. Randall Hicks for consulting services for a value of $88,000, or $0.0044 per share.

On May 3, 2004 the Company issued 20,000,000 shares of common stock to J. Randall Hicks for consulting services for a value of $120,000, or $0.006 per share.

On May 3, 2004 the Company issued 50,000,000 shares of common stock to T. Bojadzijev for consulting services for a value of $300,000, or $0.006 per share.

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

On May 3, 2004 the Company issued 20,000,000 shares of common stock to Barry Clark for consulting services for a value of $120,000, or $0.006 per share.

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

11. Employment Contract and Incentive Commitments:
    ----------------------------------------------

The Company has entered into a five year employment contract with the President, Dave Smith, as amended on August 22, 2000, April 12, 2001 and October 27, 2003.

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

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

12. Deferred Tax Assets and Liabilities:
    ------------------------------------

The Company accrues payroll and income taxes. The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of October 31, 2004 and 2003, The Company had a deferred tax asset in the amount of approximately $2,023,140 and $2,545658, respectively, that is derived from a net operating tax loss. A portion of this carryforward is associated with stock compensation to officers and is deductible for tax purposes when the stock is sold by the officers. The deferred tax assets will expire during the years ending October 31, 2013 through 2024 if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

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

                         ROANOKE TECHNOLOGY CORPORATION
                                 AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS

AJW Partners, LLC. AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16, 2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The plaintiffs claim that a total of $775,000 is still owed under the convertible debentures. A full settlement was reached in this matter.

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