Form 10-Q
period 2005-01-31
ROANOKE TECHNOLOGY CORP
filed 2005-03-22
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 22, 2005, we had 2,946,524,239 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.
----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005

                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY


                                    CONTENTS


PAGE        1       CONDENSED CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2005

PAGE        2       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

PAGE        3       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

PAGES      4 -9     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2005
                             ----------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                                          $              39,363
  Accounts receivable, net                                                                     18,105
  Prepaid expenses and other current assets                                                     5,723
                                                                                   --------------------
      Total Current Assets                                                                     63,191

PROPERTY AND EQUIPMENT, NET                                                                   305,473

OTHER ASSETS
  Deposits                                                                                      8,150
                                                                                   --------------------

TOTAL ASSETS                                                                    $             376,814
                                                                                   ====================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $              95,709
  Payroll tax and penalty payable                                                             754,215
  Loan from officer                                                                           494,273
                                                                                   --------------------
      Total Current Liabilities                                                             1,344,197
                                                                                   --------------------

LONG-TERM LIABILITIES
  Notes payable                                                                               829,306
                                                                                   --------------------
       Total Long-Term Liabilities                                                            829,306
                                                                                   --------------------

TOTAL LIABILITIES                                                                           2,173,503
                                                                                   --------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                                     -
   Class A common stock, $0.0001 par value, 100,000,000 shares authorized,
    100,000,000 shares issued and outstanding                                                  10,000
   Common stock, $0.0001 par value, 5,000,000,000 shares authorized,
    2,729,651,286 shares issued and outstanding                                               272,965
   Additional paid in capital                                                              21,055,116
   Accumulated deficit                                                                    (23,134,770)
                                                                                   --------------------
       Total Stockholders' Deficiency                                                      (1,796,689)
                                                                                   --------------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $             376,814
                                                                                   ====================



     See accompanying notes to condensed consolidated financial statements.
                                        1


                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
              ----------------------------------------------------


                                                                    2005                     2004
                                                             --------------------     -------------------

REVENUE                                                   $             194,984    $            236,503

COST OF SALES                                                           104,691                 169,686
                                                             --------------------     -------------------

GROSS PROFIT                                                             90,293                  66,817

OPERATING EXPENSES
  General and administrative                                            183,075                 538,560
  Research and development                                                 -                     39,290
                                                             --------------------     -------------------
        Total Operating Expenses                                        183,075                 577,850
                                                             --------------------     -------------------

LOSS FROM OPERATIONS                                                    (92,782)               (511,033)

OTHER EXPENSE
   Interest income                                                            1                       -
   Interest expense                                                     (47,524)                (18,965)
                                                             --------------------     -------------------
        Total Other Expense                                             (47,523)                (18,965)
                                                             --------------------     -------------------

NET LOSS                                                  $            (140,305)   $           (529,998)
                                                             ====================     ===================

 Net loss per share - basic and diluted                   $                   -    $                  -
                                                             ====================     ===================

Weighted average number of shares outstanding
  during the period - basic and diluted                           2,729,651,286             769,151,286
                                                             ====================     ===================


     See accompanying notes to condensed consolidated financial statements.
                                        2


                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
              ----------------------------------------------------

                                                                                        2005                   2004
                                                                                   ----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $        (140,305)    $         (529,998)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of discount on notes payable                                               31,042                      -
   Depreciation and amortization                                                           14,226                 16,114
   In-kind contribution of interest expense                                                 6,250                      -
   Compensation in the form of stock                                                         -                   412,500
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                              (2,022)               (15,159)
   (Increase) decrease in prepaid expenses and other current assets                        (1,973)                (1,260)
   (Increase) decrease in deposits                                                           -                    (2,000)
   Increase (decrease) in accounts payable and accrued expenses                             4,809                 (9,393)
   Increase (decrease) in employee loan                                                      -                    (5,090)
                                                                                   ----------------      -----------------
        Net Cash Provided By (Used In) Operating Activities                               (87,973)              (134,286)
                                                                                   ----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for equipment                                                                    -                   (30,041)
                                                                                   ----------------      -----------------
        Net Cash Used In Investing Activities                                                -                   (30,041)
                                                                                   ----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) officer loan                                                 (5,727)               175,000
  Proceeds from note payable                                                              300,000                      -
  Proceeds from beneficial conversion                                                      75,000                      -
  Payments of principal on note payable                                                  (268,099)                (9,374)
                                                                                   ----------------      -----------------
      Net Cash Provided By Financing Activities                                           101,174                165,626
                                                                                   ----------------      -----------------

NET INCREASE IN CASH                                                                       13,201                  1,299

CASH AT BEGINNING OF PERIOD                                                                26,162                 18,306
                                                                                   ----------------      -----------------

CASH AT END OF PERIOD                                                           $          39,363     $           19,605
                                                                                   ================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid for interest expense                                                  $            -        $             -
                                                                                   ================      =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During November 2004, the Company exchanged 100,000,000 shares of common stock for 100,000,000 shares of Class A common stock.


     See accompanying notes to condensed consolidated financial statements.
                                        3

                  ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF JANUARY 31, 2005


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     (B)  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (C)  Consolidation

     The accompanying consolidated financial statements for 2005 and 2004 include the accounts of Roanoke Technology Corporation and its wholly owned subsidiary TOP-10 Promotions, Inc. All material intercompany transactions and balances have been eliminated in the consolidation.

     (D)  Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (E)  Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of January 31, 2005 and 2004, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per share.

     (F)  Business Segments

     The Company operates in one segment and therefore segment information is not presented.

     (G)  Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2 CONVERTIBLE NOTES PAYABLE

     In September 2004 and December 2004, the Company received $692,500 and $300,000, respectively of proceeds, net of offering costs and beneficial conversion feature, from the issuance of $825,000 and $375,000 notes payable, respectively of 5% convertible promissory notes due three years from the date of issuance. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of
     (1) 120% of the volume weighted average price of the common stock on the date of the debentures or (2) 80% of the volume weighted average price of the common stock of the Company for five trading days immediately preceding the conversion date. The offering costs are being amortized over the life of the convertible notes payable of three years. The principal and accrued interest are due in full on the maturity date. The convertible notes payable are secured by all the assets and property of the Company.

     Note payable - Face                               $          1,200,000
     Note payable - Discount                                        370,694
                                                          -------------------

                                                       $            829,306
                                                          ===================

NOTE 3 LOAN FROM OFFICER

     During 2004, the Company received a non-interest bearing loan from its President. The loan is unsecured and due on demand. During the three months ended January 31, 2005, the Company repaid $5,727 of principal. In addition, the Company recorded an in-kind contribution of $6,250 for the fair value of interest contributed by its President. The total outstanding principal at January 31, 2005 was $494,273.

NOTE 4 STOCKHOLDERS' EQUITY

     (A)  Class A Common Stock

     During 2004, the Company's President exchanged 100,000,000 shares of common stock for 100,000,000 shares of Class A common stock. The Company is authorized to issue 100,000,000 shares of Class A common stock. Each share of Class A common stock is convertible into 10 shares of common stock.

     (B)  Proceeds from Beneficial Conversion

     During 2005, the Company allocated $75,000 from the convertible notes payable to additional-paid in capital to account for the beneficial conversion feature of the convertible notes payable.

     (C)  In-Kind Contribution

     During 2005, the Company received an in-kind contribution of $6,250 for the fair value of interest contributed by its President (See Notes 3 and 5).

NOTE 5 RELATED PARTY TRANSACTIONS

     During 2004, the Company's President exchanged 100,000,000 shares of common stock for 100,000,000 shares of Class A common stock.

     During the three months ended January 31, 2005, the Company repaid $5,727 of principal.

     During 2005, the Company received an in-kind contribution of $6,250 for the fair value of interest contributed by its President (See Notes 3 and 5).

NOTE 6 GOING CONCERN

     As reflected in the accompanying financial statements, the Company has a negative working capital of $1,281,006, a stockholders' deficiency of $1,796,689 and has a negative cash flow from operations of $87,973. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7 SUBSEQUENT EVENT

     During 2005, the Company received an additional $100,000 convertible note payable on the same terms as the previous two notes (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1st Quarter 2005 Compared with 1st Quarter 2004

Revenues for the first quarter of fiscal years 2005 and 2004 were $194,984 and $236,503, respectively. Depreciation and amortization expenses decreased to $14,226 from $16,114 because of certain assets that have been completely depreciated or amortized. Research and development costs decreased to $0.00 from $39,290.

Top-10 Promotions sales were down as compared to the same quarter in the previous year, however, our reduced expenses more than offset our this decline. Our sales staff has been cut to core personnel, which has lowered the total number of new clients but dramatically reduced our cost of generating the sales. In the coming year we are planning on expanding our sales force with quality personnel. Our relocation to our new facility in Rocky Mount, NC will help facilitate this expansion. The Rocky Mount area has a substantially larger employee pool to draw from with more qualified applicants than our current location. We have added other revenue sources through our affiliate programs with Commission Junction and Google as well as our expanded B2B service offerings that include expanded hosting, website design and optimization services.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows from operating activities were ($87,973) for the three months ended January 31, 2005 as compared with cash outflows of ($134,286) in the prior year's quarter. Cash Flows from Investing Activities were $0 as compared with ($30,041) in the prior year's quarter.

Outlook

During the past quarter, much attention has been placed on reducing expenses and increasing revenues. It is our opinion that we have trimmed expenses to an acceptable level without adversely affecting our ability to operate. We continue to monitor our expenses, however, and we will diligently scrutinize all expenditures. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern, due to our reduced cash requirements, our increase in experienced sales staff, and our addition of new revenue sources, we will be able to satisfy our cash requirements for at least the next twelve months.

Management basis its belief that it has sufficient cash for the next twelve months on the reduced operating expenses that have resulted from dramatic cuts in non-essential personnel as well as the elimination of unnecessary leased equipment and services.

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

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No. 99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. A settlement agreement was entered into and we currently owe a totals of $97,470 under the terms of the Agreement.

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

Item 6 - Exhibits and Reports on Form 8-K

a.   Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

b.   Reports on Form 8-K.

     On November 19, 2004, the Company filed an 8K based upon unregistered sales of Equity securities.


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

Dated:   March 22, 2005