Form 10-K/A
period 2004-10-31
ROANOKE TECHNOLOGY CORP
filed 2005-03-23
CIK 1076534

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

Material programming costs are:

             Year Ending              Year Ending              Year Ending
             Oct. 31, 2004            October 31, 2003         Oct. 31, 2002
             -------------            ----------------         -------------
Total        $                            $120,537                $323,680


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

Item 6. Selected Financial Data

                                          Twelve Months        Twelve Months
                                          Ended October        Ended October
                                              31, 2004           31, 2003
STATEMENT OF OPERATIONS DATA:


Total revenues                              $    795,923        $   1,236,805
Operating expenses                          $    625,647        $   1,003,158
Gross profit from operations                $    170,276        $     233,647

General and administrative                  $ 12,649,802        $   2,651,390
expenses
Income (loss) from operations               $(12,568,608)       $  (2,559,017)

Other income (expense)                      $   (124,858)       $     (69,762)

Net Loss                                    $(12,878,780)       $  (2,628,779)

OTHER DATA:

EBITDA (1)                                  $(12,813,613)       $  (2,494,561)

Net cash provided (used) by                 $   (513,868)       $    (194,815)
operating activities
Net cash provided (used) by                 $    (56,485)       $     (43,493)
investing activities
Net cash provided (used) in                 $    578,209        $     238,027
financing activities
Fully diluted earnings per share                      (*)                  (*)

Basic earnings (loss) per share             $      (0.01)       $        (.02)

* Less than (.01) per share

BALANCE SHEET DATA:

Cash and cash equivalents                   $     26,162         $     18,306
Total assets                                $    663,080         $    343,673
Current liabilities                         $  1,572,324         $  1,226,914
Total liabilities                           $  2,400,714         $  1,774,004

Stockholders' equity                          (1,737,634)        $ (1,430,331)
Total liability and equity                  $    663,080         $    343,673



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


General and Administration costs were at $12,649,802 for fiscal 2004 and $2,651,390 for fiscal 2003, an increase of 477%. The increase was mainly due to compensation in the form of stock which amounted to $12,215,450 during 2004. Without the stock compensation, the Company would have had a decrease in these costs of $3,297 due to cutting measures.


The Company decreased its research and development of new services during the year ended October 31, 2004. These costs decreased 37% from $141,274 to $89,082.


Interest expense for the Company increased 44%, from $69,762 to $124,858, for the year due to the interest with regard to the issuance of convertible debenture bonds and additional finance costs with its Small Business Administration loan.

The net loss of the Company had a 490% increase as compared to the prior year, or $(12,878,780) for fiscal 2004 and $(2,628,779) for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Data

                                                                Year Ended
                                          Oct. 31, 2004        Oct. 31, 2003
                                          --------------       -------------


Net cash provided (used) by               $   (513,868)         $    (194,815)
  continuing operating activities
Net cash provided (used) by               $    (56,485)         $     (43,493)
   investing activities
Net cash provided (used) by               $    578,209          $     238,027
   financing activities
Working Capital                           $ (1,572,324)         $  (1,256,309)
Total Debt                                $  2,400,714          $  (1,774,004)
Shareholder's equity                      $ (1,737,634)         $  (1,430,331)



Cash flow from operating activities was $(513,868) as compared to a deficit of $(194,815) in the preceding year.


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



Dated:   March 22, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:  /s/  David L. Smith, Jr.       Chairman of the Board of      Dated:  March 22, 2005
--------------------------------    Directors, Chief Executive
          David L.Smith, Jr.        Officer

ITEM    FINANCIAL STATEMENTS AND EXHIBITS.
           ----------------------------------

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                 ROANOKE TECHNOLOGY CORPORATION
             Financial Statements Table of Contents

FINANCIAL STATEMENTS                             Page #


     Independent Auditors Report                                           1

     Balance Sheets                                                      2 - 3
     As of October 31, 2004 and2003

     Statements of Operations                                              4
     For the twelve Months Ended
     October 31, 2004 and 2003

     Statement of Stockholders'Equity                                    5 - 6
     As of October 31, 2004

     Statements of Cash Flows                                              7
     For the twelve Months Ended
     October 31, 2004 and 2003

     Notes to the Financial Statements                                   8 - 12

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


Gately & Associates, LLC
Altamonte Springs, Florida
January 15, 2005 and March 22, 2005


                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                         As of October 31, 2004 and 2003




                                     ASSETS
                                     ------

CURRENT ASSETS                                                                             10/31/2004         10/31/2003
--------------                                                                        -----------------------------------
             Cash                                                                           $     26,162     $    18,306
             Accounts receivable, net of $36,505 allowance                                        16,083               -
             Employee advances                                                                     3,750               -
                                                                                      -----------------------------------

                      Total Current Assets                                                        45,995          18,306
                                                                                      -----------------------------------

PROPERY AND EQUIPMENT
---------------------

             Equipment and leasehold improvements                                                655,698         599,213
             Less: accumulated depreciation                                                     (335,999)       (279,096)
                                                                                      -----------------------------------

                      Total Property and Equipment                                               319,699         320,117
                                                                                      -----------------------------------

OTHER ASSETS
------------

             Amortizable discount on bond debt                                                   289,236               -
             Deposits                                                                              8,150           5,250
                                                                                      -----------------------------------

                      Total Other Assets                                                         297,386           5,250
                                                                                      -----------------------------------

                      TOTAL ASSETS                                                          $    663,080     $   343,673
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



                         ROANOKE TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                         As of October 31, 2004 and 2003


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES                                                                       10/31/2004          10/31/2003
-------------------
                                                                                      -----------------------------------
             Accounts payable                                                               $     38,929     $   274,710
             Payrol tax and penalty payable                                                      666,590         782,693
             Employee loan                                                                             -           5,090
             Payrol payable                                                                       28,581
             Salary payable - Officer                                                            107,625
             Loan from affiliated company                                                        500,000               -
             Current maturity on SBA loan                                                        230,599         164,421
                                                                                      -----------------------------------

                      Total Current Liabilities                                                1,572,324       1,226,914
                                                                                      -----------------------------------

LONG TERM LIABILITIES
---------------------

             Long term, SBA loan                                                                       -         270,807
             Less current portion of long term debt                                                    -        (164,421)
             Convertible debenture bond and accrued interest                                     828,390         440,704
                                                                                      -----------------------------------

                      Total Long Term Liabilities                                                828,390         547,090
                                                                                      -----------------------------------

                      TOTAL LIABILITIES                                                        2,400,714       1,774,004
                                                                                      -----------------------------------

STOCKHOLDERS' EQUITY
--------------------


             Preferred Stock, $.0001 par value
                Authorised:10,000,000
                Issued and Outstanding: None                                                           -               -

             Common Stock, $.0001 par value
                 Authorized: 5,000,000,000
                 Issued: 2,829,651,286 and 494,151,286, respectively                             282,965          49,415
             Additional paid in capital                                                       20,973,866       8,635,939
             Retained earnings (loss)                                                        (22,994,465)    (10,115,685)
                                                                                      -----------------------------------

                      Total Stockholders' Equity                                              (1,737,634)     (1,430,331)
                                                                                      -----------------------------------

                      TOTAL LIABILITIES AND EQUITY                                          $    663,080     $   343,673
                                                                                      ===================================








 The accompanying footnotes are an integral part of these financial statements.


                         ROANKOE TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
             For the twelve months ending October 31, 2004 and 2003




                                                                                          10/31/2004       10/31/2003
                                                                                      -----------------------------------
REVENUE                                                                                    $     795,923     $ 1,236,805
-------

COST OF SERVICES                                                                                 625,647       1,003,158
----------------
                                                                                      -----------------------------------

GROSS PROFIT OR (LOSS)                                                                           170,276         233,647
----------------------
                                                                                      -----------------------------------

EXPENSES

             General and administrative                                                       12,649,802       2,651,390
             Research and development                                                             89,082         141,274
                                                                                      -----------------------------------

             TOTAL EXPENSE                                                                    12,738,884       2,792,664
                                                                                      -----------------------------------

OPERATING INCOME                                                                             (12,568,608)     (2,559,017)
----------------
                                                                                      -----------------------------------

OTHER INCOME (EXPENSE)

             Other income - gain from litigation settlement                                      110,698               -
             Other expense - Settlement on bond retirement                                      (296,012)              -
             Interest expense                                                                   (124,858)        (69,762)
                                                                                      -----------------------------------

             TOTAL OTHER INCOME (EXPENSE)                                                       (310,172)        (69,762)
                                                                                      -----------------------------------

NET INCOME (LOSS)                                                                          $ (12,878,780)    $(2,628,779)
-----------------
                                                                                      ===================================


Earnings (loss) per share                                                                  $       (0.01)    $     (0.02)
-------------------------

Weighted average number of common shares                                                   1,795,901,286     124,478,481
----------------------------------------




 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of October 31, 2003

                                                                                   ALLOW
                                                                ADDITIONAL          FOR            RETAINED
                                   COMMON           PAR          PAID IN           STOCK      EARNINGS                TOTAL
                                    STOCK          VALUE         CAPITAL           COMP.          (DEFICIT)          EQUITY
                              ---------------------------------------------------------------------------------------------------
Balance, October 31, 2002            59,059,057      $ 5,906       $6,307,696       $(153,429)      $ (7,486,906)    $(1,326,733)

Stock issued in debenture            85,501,001        8,550          302,890                                            311,440
  bond conversion

Stock issued for services            78,000,000        7,800          425,200                                            433,000

Stock issued for officer
  compensation and bonus            271,591,228       27,159        1,600,153                                          1,627,312

Allowance for deferred
  stock compensation on
  contract services                                                                   153,429                            153,429

Net income (loss)                                                                                     (2,628,779)     (2,628,779)

                              ---------------------------------------------------------------------------------------------------

Balance, October 31, 2003           494,151,286      $49,415       $8,635,939       $       -       $(10,115,685)    $(1,430,331)
                              ===================================================================================================




 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of October 31, 2004

                                                                                     ALLOW
                                                                  ADDITIONAL          FOR            RETAINED
                                     COMMON           PAR          PAID IN           STOCK      EARNINGS                TOTAL
                                      STOCK          VALUE         CAPITAL           COMP.          (DEFICIT)          EQUITY
                                ---------------------------------------------------------------------------------------------------

Balance, October 31, 2003             494,151,286     $ 49,415      $ 8,635,939                       $(10,115,685)    $(1,430,331)

Stock issued for contract
  services on Nov. 7, 2003
  for a value of $.0051/share         100,000,000       10,000          500,000                                            510,000

Stock issued for contract
  services on Nov. 19, 2003
  for a value of $.0055/share         300,000,000       30,000        1,620,000                                          1,650,000

Stock issued for contract
  services on Dec. 30, 2003
  for a value of $.006/share          400,000,000       40,000        2,360,000                                          2,400,000

Stock issued for officer
  compensation and bonus
  on May 24, 2004 at $.0054
  per share                         1,250,000,000      125,000        6,625,000                                          6,750,000

Stock issued for contract
  services on May 3, 2004
  for a value of $.006/share           90,000,000        9,000          531,000                                            540,000

Stock issued for contract
  services on June 15, 2004
  for a value of $.0044/share          70,000,000        7,000          301,000                                            308,000

Stock issued for contract
  services on July 12, 2004
  for a value of $.0027/share           4,000,000          400           10,400                                             10,800

Stock issued for contract
  services on Aug. 18, 2004
  for a value of $.0023/share           7,500,000          750           16,500                                             17,250

Stock issued for contract
  services on Sep. 14, 2004
  for a value of $.0021/share          14,000,000        1,400           28,000                                             29,400

Stock issued to retire bond
  liability on Sep. 30, 2004
  for a value of $.0018/share         100,000,000       10,000          170,000                                            180,000

Net income (loss)                                                                                      (12,878,780)    (12,878,780)
                                  ------------------------------------------------------------------------------------------------

Subtotal balance                    2,829,651,286     $282,965      $20,797,839      $        -       $(22,994,465)    $(1,913,661)
                                  ================================================================================================

 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE TECHNOLOGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of October 31, 2004

                                                                                     ALLOW
                                                                  ADDITIONAL          FOR            RETAINED
                                     COMMON           PAR          PAID IN           STOCK          EARNINGS           TOTAL
                                      STOCK          VALUE         CAPITAL           COMP.          (DEFICIT)          EQUITY
                                  ------------------------------------------------------------------------------------------------

Subtotal balance                    2,829,651,286     $282,965      $20,797,839      $      -       $(22,994,465)    $(1,913,661)

To record beneficial bond
  conversion Option as of
  October 1, 2004                                                       165,000                                          165,000

To record in kind contribution
  of interest on affiliated loan                                         11,027                                           11,027

                                  ------------------------------------------------------------------------------------------------

Balance, October 31, 2004           2,829,651,286     $282,965      $20,973,866      $      -       $(22,994,465)    $(1,737,634)
                                  ================================================================================================






 The accompanying footnotes are an integral part of these financial statements.


                         ROANOKE THECKNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
             For the twelve months ending October 31, 2004 and 2003



CASH FLOWS FROM OPERATING ACTIVITIES                                                      10/31/2004       10/31/2003
------------------------------------                                                  -----------------------------------
             Net income (loss)                                                              $(12,878,780)    $(2,628,779)
                                                                                      -----------------------------------

             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:

             Depreciation                                                                         56,903          64,456
             Amortization - bond discount                                                          8,264               -
             Compensation in the form of stock                                                12,215,450       2,213,741
             Stock issued in bond retirement                                                     180,000               -
             Accrue in kind interest                                                              11,027               -
             Gain on litigation sttlement                                                        110,698               -
             (Increase) Decrease in accounts receivable                                          (16,083)          7,024
             (Increase) Decrease in employee advance                                              (3,750)         10,530
             (Increase) Decrease in prepaid expense                                                    -          13,289
             (Increase) Decrease in deposits                                                      (2,900)              -
             Increase (Decrease) in payables and accrued expenses                               (215,678)         50,058
             Increase (Decrease) in employee loan                                                 (5,090)          5,090
             Increase (Decrease) in accrued interest                                              26,071          69,776
                                                                                      -----------------------------------

                      Total adjustments to net income                                         12,364,912       2,433,964
                                                                                      -----------------------------------

             Net cash provided by (used in) operating activities                                (513,868)       (194,815)
                                                                                      -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

             Cash paid for equipment                                                             (56,485)        (43,493)
                                                                                      -----------------------------------

             Net cash flows provided by (used in) investing activites                            (56,485)        (43,493)
                                                                                      -----------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

             Proceeds from loan from affiliated company                                          500,000               -
             Proceeds from loan on bond retirement loan                                           92,500               -
             Proceeds from debenture bond                                                                        238,027
             Cash paid on officer loan                                                           (54,499)              -
             Cash paid on SBA loan                                                                40,208               -
                                                                                      -----------------------------------

             Net cash provided by (used in) financing activities                                 578,209         238,027
                                                                                      -----------------------------------

CASH RECONCILIATION

             Net increase (decrease) in cash                                                       7,856            (281)
             Cash - beginning balance                                                             18,306          18,587
                                                                                      -----------------------------------

ENDING CASH BALANCE                                                                         $     26,162     $    18,306
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

On December 25, 2003 the Company negotiated an installment agreement with the Internal Revenue Service with regard to its past due payroll tax liability. The agreement calls for payments of $5,000 per month for 48 months with a balloon payment for the balance owed at the end of that period. The Company's President, Dave Smith, signed for personal liability of the Trust Fund portion in the amount of $321,840 plus penalties and interest should the Company default on these payments. Should the Company default on these payments and any other current tax compliance, the Company's property can be taken by the Internal Revenue Service to satisfy the liability.

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

7. Long-term debt:
   ---------------

Long - term debt consists of:

On September 30, 2004, The Company entered into a Secured Convertible Debenture Bond Agreement (Agreement) with Cornell Capital Partners, LP. Pursuant to the Agreement, The Company issued convertible debentures to Cornell Capital Partners, LP in the original amount of $825,000. The disbursement was paid October 1, 2004. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the Volume Average Price of the common stock on the date of the debenture or (ii) 80% of the Volume Average Price of the common stock of the Company for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a three-year term and accrue interest at 5% per year. Cornell Capital Partners, LP received 10% of the gross proceeds of the convertible debentures. At maturity if not paid, the debentures will automatically convert into shares of common stock at a conversion price of (i) 120% of the Volume Weighted Average Price of the common stock on the date of the debentures or (ii) 80% of the Volume Weighted Average Price of the common stock of The Company for the five trading days immediately preceding the conversion date. The Convertible Debenture Bond is secured by all assets and property of The Company as set forth in the Security Agreement.

On May 31, 2002, The Company entered into a stock purchase agreement which was comprised of convertible debenture bonds with attached warrants. The bonds provide interest in the amount of 12% per year. The offering involved attached warrants for the purchase of 3,600,000 shares. The total offering is in the amount of $600,000 of which the agreement was considered modified and then had a total balance loaned in the amount of $740,000. The outstanding balance for these bonds is $393,000 for the year ended October 31, 2003 plus accrued interest. Subsequent to the year ended October 31, 2003, the bond was refinanced through a settlement agreement whereby 100,000,000 shares of common stock were issued and a cash payment of $600,000 that was refinanced by a new bond agreement as discussed above.

On November 7, 2000, The Company entered into a loan agreement with First International Bank, Hartford, CT. The U.S. Small Business Administration is the guarantor on this loan in the amount of $290,000. The initial interest rate, a variable rate, was 11.50% per year and has since been renegotiated with Aurora Loan Services, Inc. to 8.50%.
,
Aggregate maturities of long - term debt over the next five years for the year ended October 31, 2003 are as follows:

For the year ended October 31, 2003

             YEAR                    AMOUNT
             ----                    ------
             2004                   164,421
             2005                    36,222
             2006                    36,424
             2007                    42,909
             2008                    46,701

Subsequent to the year ended October 31, 2004, this loan was paid in full during December of 2005.

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

The Company also leases its phone systems, internet lines and various equipment. The lease terms are month to month leases and leases that expire in less than 12 months. For this reason, The Company considers all of these types of lease arrangements as operating. Currently the lease costs average about $50,000 for line services and equipment rental per year included as part of cost of sales.

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

On November 19, 2004, subsequent to the year ended October 31, 2004, the Company entered into an agreement with David Smith, President, in which David Smith agreed to return 100,000,000 shares of the Company's common stock in consideration for the issuance of 100,000,000 shares of the Company's Class A Common Stock.

Common Stock
------------

The Company has been authorized 20,000,000,000 shares of common stock at $.0001 par value. The Company amended its articles of incorporation effective September 29, 2004 for this number of shares authorized. The Company had originally authorized 150,000,000 common shares at its inception.

On November 19, 2004, subsequent to the year ended October, 31, 2004, the Company entered into an agreement with David Smith, President, in which David Smith agreed to return 100,000,000 shares of the Company's common stock to the company in consideration for the issuance of 100,000,000 shares of the Company's Class A common stock. The shares returned have been retired.

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

12. Deferred Tax Assets and Liabilities:
    -----------------------------------

The Company, currently a C-Corporation, accounts for income taxes in accordance with Statements on Financial Accounting Standards 109. As of October 31, 2004 and 2003, The Company had a deferred tax asset in the amount of approximately $4,598,000 and $2,023,000, respectively, that is derived from a net operating tax loss. A portion of this carry-forward is associated with stock compensation to officers and is deductible for tax purposes when the stock is sold by the officers. The deferred tax assets will expire during the years ending October 31, 2013 through 2024 if not used to offset taxable income. There is uncertainty about whether the Company will be in a position of using these tax assets therefore an allowance has been set up to offset these assets.

13. Required Cash Flow Disclosure for Interest and Taxes Paid:
    ---------------------------------------------------------

The Company paid interest for the years ended October 31, 2004 and 2003 in the amounts of $91,000 and $12,100, respectively. The Company had no income tax payments due and did not pay any income tax amounts during the period. The Company had non-cash transactions that periodically include Officer and Consultant expenses paid in the form of stock as shown in the Statement of Stockholders Equity. For the year ended October 31, 2004, The Company issued as a debt retirement settlement expense 100,000,000 shares of common stock for a value of $180,000.

14.  Litigation, claims and assessments:
     -----------------------------------

There are various lawsuits and claims pending against The Company. Management believes that any ultimate liability resulting from those actions or claims will not have a material adverse affect on The Company's results of operations, financial position or liquidity.

As noted in footnote 16, related party disclosure, there is uncertainty regarding the current negotiations on a demand note in the amount of $500,000. The Company is recording "in kind" contributions of interest as described in that footnote until these negotiations come to a conclusion.

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

16.  Related party disclosure:
     -------------------------

During July of 2004 The Company entered into a verbal agreement with an affiliated company, owned 100% by The Company's President, whereby The Company borrowed $500,000 with no terms. The amount originated in the affiliated company by a personal loan from the Company's President. The Company records "in kind" interest at a rate of 7% per year and is recorded as an expense and an "in kind" contribution to capital by The Company's President reflecting the Presidents unsigned personal agreement with the affiliated company. This loan is considered by The Company to be a demand note.

Related party uncertainty:

There is question regarding this demand note as there was an unsigned agreement with the lender with the President that documents The Company as being the borrower rather than the President. The Company's President and management has elected The Company to record "in kind" interest at the rate stated in that document. The parties continue to negotiate satisfactory terms with regard to this demand note and there is uncertainty about the results of these negotiations.