Form 10-Q
period 2005-04-30
ROANOKE TECHNOLOGY CORP
filed 2005-06-24
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

ROANOKE TECHNOLOGY CORP.

(Exact name of registrant as specified in its charter)

Florida	22-3558993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2720 N. Wesleyan Blvd., Rocky Mount, North Carolina	27804
(Address of principal executive offices)	(Zip Code)

(252) 428-0200

(Registrant’s telephone number, including area code)

539 Becker Drive, Roanoke Rapids, North Carolina 27870

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 21, 2005, we had 2,946,524,239 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31,2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of results that maybe expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF APRIL 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

PAGES	4 -7	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2005

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$47,733
Accounts receivable, net	22,220
Prepaid expenses and other current assets	8,944
Total Current Assets	78,897

PROPERTY AND EQUIPMENT, NET	291,249

OTHER ASSETS
Restricted Cash	13,139
Deposits	8,150
Total Other Assets	21,289

TOTAL ASSETS	$391,435

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$68,454
Accrued interest	31,572
Payroll tax and penalty payable	785,941
Loan from officer	554,339
Total Current Liabilities	1,440,306

LONG-TERM LIABILITIES
Notes payable, net	863,473
Total Long-Term Liabilities	863,473

TOTAL LIABILITIES	2,303,779

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 2,946,524,239 shares issued and outstanding	294,652
Additional paid in capital	21,048,679
Accumulated deficit	(23,256,675)
Total Stockholders’ Deficiency	(1,912,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$391,435

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30, 2005	For the Three Months Ended April 30, 2004	For the Six Months Ended April 30, 2005	For the Six Months Ended April 30, 2004

REVENUE	$235,485	$185,227	$430,469	$421,730

COST OF SALES	50,760	104,022	155,451	273,708

GROSS PROFIT	184,725	81,205	275,018	148,022

OPERATING EXPENSES
General and administrative	251,123	1,630,219	434,198	2,173,321
Research and development	-	27,656	-	66,946
Total Operating Expenses	251,123	1,657,875	434,198	2,240,267

LOSS FROM OPERATIONS	(66,398)	(1,576,670)	(159,180)	(2,092,245)

OTHER EXPENSE
Other income – gain from litigation	-	4,000	-	4,000
Interest expense	(55,507)	(36,941)	(103,030)	(55,906)
Total Other Expense	(55,507)	(32,941)	(103,030)	(51,906)

NET LOSS	$(121,905)	$(1,609,611)	$(262,210)	$(2,144,151)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	2,946,524,239	1,294,151,286	2,755,229,470	1,202,484,619

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30, 2005	For the Six Months Ended April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,210)	$(2,144,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on notes payable	65,209	-
Depreciation and amortization	28,450	25,144
In-kind contribution of interest expense	12,500	-
Compensation in the form of stock	-	1,580,842
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,137)	(28,448)
(Increase) decrease in employee advance	-	(18)
(Increase) decrease in prepaid expenses and other current assets	(5,194)	(5,090)
(Increase) decrease in deposits	-	(2,900)
Increase (decrease) in accounts payable and accrued expenses	40,852	16,012
Net Cash Used In Operating Activities	(126,530)	(558,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	-	(53,403)
Net Cash Used In Investing Activities	-	(53,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) officer loan	54,339	598,334
Restricted cash	(13,139)	-
Proceeds from note payable	300,000	-
Proceeds from beneficial conversion	75,000	-
Payments of principal on note payable	(268,099)	-
Net Cash Provided By Financing Activities	148,101	598,334

NET (INCREASE) DECREASE IN CASH	21,571	(13,678)

CASH AT BEGINNING OF PERIOD	26,162	18,306

CASH AT END OF PERIOD	$47,733	$4,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During November 2004, the Company exchanged 100,000,000 shares of common stock for 10,000,000 shares of Class A common stock.

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2005 and 2004, the effect of common share equivalents was anti-dilutive and not included in the calculation of diluted net loss per share.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	CONVERTIBLE NOTES PAYABLE

In September 2004 and December 2004, the Company received $692,500 and $300,000, respectively of proceeds, net of offering costs and beneficial conversion feature, from the issuance of $825,000 and $375,000 notes payable, respectively of 5% convertible promissory notes due three years from the date of issuance. The debentures are convertible at the holder’s option any time up to maturity at a conversion price equal to the lower of (1) 120% of the volume weighted average price of the common stock on the date of the debentures or (2) 80% of the volume weighted average price of the common stock of the Company for five trading days immediately preceding the conversion date. The offering costs are being amortized over the life of the convertible notes payable of three years. The principal and accrued interest are due in full on the maturity date. The convertible notes payable are secured by all the assets and property of the Company.

Note payable - Face	$1,200,000
Note payable – Discount	(336,527)

$863,473

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

NOTE 3	LOAN FROM OFFICER

During 2004, the Company received a non-interest bearing loan from its President. The loan is unsecured and due on demand. During the six months ended April 30, 2005, the Company received $ 54,339 in loan proceeds from its President. In addition, the Company recorded an in-kind contribution of $12,500 for the fair value of interest contributed by its President. The total outstanding principal at April 30, 2005 was $554,339.

NOTE 4	COMMITMENTS AND CONTINGENCIES

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No.99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. A settlement agreement was subsequently entered into. On March 18, 2005 the Company was recently served with a Statement of Claim based on a failure to pay under the settlement agreement and promissory note. The settlement agreement called for the shares issued under the agreement to have a minimum value one year for the date of issuance. The Company feels that the settlement agreement was complied with in full by the company and no additional amounts are due under the settlement agreement. As of June 21, 2005, the suit is in the initial stages and no amounts have been accrued.

AJW Partners, LLC. AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16, 2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The suite was settled in full during 2004.

T&B Associates, Inc. and Thomas Bojadzijev v. Roanoke Technology Corp., Circuit Court of Orange Count, Florida, Case # 05-CA-3669. On May 2, 2005 we were serviced with a summons and complaint based upon a breach of contract. We have retained local counsel in Florida to defend us in this action. The complaint seeks declaratory and injunctive relief for the withdraw of shares issued to a third party, which shares were issued as part of a agreement issued after the alleged agreement with T & B Associates, Inc. and binding arbitration for the enforcement of the agreement and issuance of the common shares due under the agreement. The proceeds were received directly by our President and not by the Company. The Company has recorded the amount as a loan from a stockholder at April 30, 2005. The Company claims that there was no agreement in place. As of April 30, 2005, the Company has not accrued any amounts for this lawsuit.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Class A Common Stock

During November 2004, the Company’s President exchanged 100,000,000 shares of common stock for 10,000,000 shares of Class A common stock. The Company is authorized to issue 10,000,000 shares of Class A common stock. Each share of Class A common stock is convertible into 10 shares of common stock.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2005

(UNAUDITED)

(B) Proceeds from Beneficial Conversion

During 2005, the Company allocated $75,000 from the convertible notes payable to additional-paid in capital to account for the beneficial conversion feature of the convertible notes payable.

(C) In-Kind Contribution

During 2005, the Company received an in-kind contribution of $12,500 for the fair value of interest contributed by its President (See Notes 3 and 5).

NOTE 6	RELATED PARTY TRANSACTIONS

During 2004, the Company’s President exchanged 100,000,000 shares of common stock for 10,000,000 shares of Class A common stock.

During the six months ended April 30, 2005, the Company received $ 54,339 of loans from a principal stockholder.

During 2005, the Company received an in-kind contribution of $12,500 for the fair value of interest contributed by its President (See Notes 3 and 5).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative working capital of $1,361,409, a stockholders’ deficiency of $ 1,912,344 and has a negative cash flow from operations of $ 126,530. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended April 30, 2005 Compared with Three Months ended April 30, 2004

Revenues for the three month period ended April 30 2005 and 2004 were $235,485 and $185,227, respectively. This increase in revenue is primarily due to our affiliate program, which has generated over $100,000 since its inception and the replacement of a non-performing salesperson with a performing salesperson. Research and development costs decreased during these respective three month periods from $66,946 to $0.

Six Months Ended April 30, 2005 Compared with Six Months ended April 30, 2004

Revenues for the six months ended April 30, 2005 and 2004 were $430,469 and $421,730, respectively. This increase in revenue is primarily due to our affiliate program, which has generated over $100,000.00 since its inception and the replacement of a non-performing salesperson with a performing salesperson. Research and development costs decreased during these respective six month periods from $66,946 to $0.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, we had $47,733 in cash as compared to $4,628 in cash at April 30, 2004. Cash inflows from operating activities were $126,530 for the six months ended April 30, 2005 as compared with cash outflows of $558,609 in the prior year's period. Cash outflows from investing activities were $0 as compared with ($53,403) in the prior year's period.

Outlook

During the past six months, we have concentrated our efforts on minimizing company expenses and focusing the direction of the company on our affiliate and sales leads efforts. The long-term projections for this endeavor appear to be substantially more favorable than our current main primary source of income, Top-10 Promotions.

We are making use of the personnel and technology we have in place for Top-10Promotions in developing these programs. By doing this, we have minimized research and development expenses as well as training expenses for new employees.

By reorganizing our sales staff for our top-10 promotions product, we have increased sales while decreasing our expenses. This reorganization included the firing of non-performing personnel and the acquisition of more qualified sales staff. A change in the rate of commission also contributed to this increase.

The increase in our focus on the affiliate program has also saved the company revenue, as we do not have to pay commissions on the revenue it generates. Once the initial work has been completed on an affiliate website, very little maintenance is required in order for that site to continue to generate revenue. The affiliate program has proven to be a very low cost and low maintenance.

Our independent auditors have expressed substantial doubt about our ability to continue as of October 31, 2004. Our ability to continue as a going concern is dependent on our ability to raise additional capital and generate additional revenues. Management currently feels that based on the operations of the company that they will have significant cash flow from operations to continue for a period of 12 months.

Critical Accounting Policies

Roanoke’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Roanoke views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Roanoke’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No.99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. A settlement agreement was subsequently entered into. On March 18, 2005 we were recently served with a Statement of Claim based on a failure to pay under the settlement agreement and promissory note. The settlement agreement called for the shares issued under the agreement to have a minimum value one year for the date of issuance. We feel that the settlement agreement was complied with in full by us and no additional amounts are due under the settlement agreement.

AJW Partners, LLC. AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16,2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The suit was settled in full during 2004.

T&B Associates, Inc. and Thomas Bojadzijev v. Roanoke Technology Corp., Circuit Court of Orange Count, Florida, Case # 05-CA-3669. On May 2, 2005 we were serviced with a summons and complaint based upon a breach of contract. We have retained local counsel in Florida to defend us in this action. The complaint seeks declaratory and injunctive relief for the withdraw of shares issued to a third party, which shares were issued as part of a agreement issued after the alleged agreement with T & B Associates, Inc. and binding arbitration for the enforcement of the agreement and issuance of the common shares due under the agreement. The proceeds were received directly by our President and not by us. We claim that there was no agreement in place.

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

On March 4, 2005, the Company filed an 8K based upon a change in accountants.

On March 23, 2005, the Company filed an 8K based on a restatement of its financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith
DAVID L. SMITH
Chairman of the Board of Directors
CEO and CFO

Dated:	June 24, 2005