Form 10-Q
period 2005-07-31
ROANOKE TECHNOLOGY CORP
filed 2005-09-21
CIK 1076534

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 21, 2005, we had 2,946,524,239 shares of common stock outstanding, $0.0001 par value.

ROANOKE TECHNOLOGY CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended October 31, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of results that maybe expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

(UNAUDITED)

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2005 (UNAUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JULY 31, 2005 AND 2004 (UNAUDITED)

PAGES	4 - 7	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2005

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash	$16,229
Accounts receivable, net	57,482
Prepaid expenses and other current assets	3,017
Total Current Assets	76,728

PROPERTY AND EQUIPMENT, NET	277,024

OTHER ASSETS
Restricted cash	16,949
Deposits	8,150
Total Other Assets	25,099

TOTAL ASSETS	$378,851

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$62,656
Accrued interest	46,695
Payroll tax and penalty payable	803,636
Loan from officer	570,572
Total Current Liabilities	1,483,559

LONG-TERM LIABILITIES
Notes payable, net	897,640
Total Long-Term Liabilities	897,640

TOTAL LIABILITIES	2,381,199

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Class A common stock, $0.0001 par value, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 2,946,524,239 shares issued and outstanding	294,652
Additional paid in capital	21,054,929
Accumulated deficit	(23,352,929)
Total Stockholders’ Deficiency	(2,002,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$378,851

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended July 31, 2005	For the Three Months Ended July 31, 2004	For the Nine Months Ended July 31, 2005	For the Nine Months Ended July 31, 2004

REVENUE	$254,291	$188,007	$684,760	$609,737

COST OF SALES	54,155	200,625	209,606	474,334

GROSS PROFIT	200,136	(12,618)	475,154	135,403

OPERATING EXPENSES
General and administrative	244,814	7,858,226	679,012	9,982,042
Research and development	-	22,136	-	89,082
Total Operating Expenses	244,814	7,880,362	679,012	10,071,124

LOSS FROM OPERATIONS	(44,678)	(7,892,980)	(203,858)	(9,935,721)

OTHER EXPENSE
Other income – gain from litigation	4,795	106,590	4,795	110,590
Interest expense	(56,372)	(27,257)	(159,404)	(83,163)
Interest income	-	-	2	-
Total Other Expense	(51,577)	79,333	(154,607)	27,427

NET LOSS	$(96,255)	$(7,813,647)	$(358,465)	$(9,908,294)

Net loss per share - basic and diluted	$-	$-	$-	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	2,946,524,239	2,218,064,329	2,967,232,941	1,494,151,286

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended July 31, 2005	For the Nine Months Ended July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (loss)	$(358,464)	$(9,908,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount on notes payable	99,376	-
Depreciation and amortization	42,675	37,716
In-kind contribution of interest expense	18,750	-
Compensation in the form of stock	-	9,770,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(41,399)	(39,933)
(Increase) decrease in prepaid expenses and other current assets	733	-
(Increase) decrease in deposits	-	(2,900)
Increase (decrease) in accounts payable and accrued expenses	67,872	(179,812)
Increase (decrease) in employee loan	-	(5,090)
Net Cash Used In Operating Activities	(170,457)	(328,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	-	(53,403)
Net Cash Used In Investing Activities	-	(53,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) officer loan	70,572	466,251
Restricted cash	(16,949)	-
Proceeds from note payable	300,000	-
Proceeds from beneficial conversion	75,000	-
Payments of principal on note payable	(268,099)	-
Net Cash Provided By Financing Activities	160,524	466,251

NET INCREASE (DECREASE) IN CASH	(9,933)	84,535

CASH AT BEGINNING OF PERIOD	26,162	18,306

CASH AT END OF PERIOD	$16,229	$102,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During November 2004, the Company exchanged 100,000,000 shares of common stock for 10,000,000 shares of Class A common stock.

See accompanying notes to condensed consolidated financial statements.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

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

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2005 and 2004, the effect of the convertible notes payable was anti-dilutive and not included in the calculation of diluted net loss per share.

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

Note payable - Face	$1,200,000
Note payable – Discount	(302,360)

$897,640

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

(UNAUDITED)

NOTE 3	LOAN FROM OFFICER

During 2004, the Company received a non-interest bearing loan from its President. The loan is unsecured and due on demand. During the nine months ended July 31, 2005, the Company received $70,572 in loan proceeds from its President. In addition, the Company recorded an in-kind contribution of $18,750 for the fair value of interest contributed by its President. The total outstanding principal at July 31, 2005 was $570,572.

NOTE 4	COMMITMENTS AND CONTINGENCIES

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No.99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs’ trademarks in our mega-tags. A settlement agreement was subsequently entered into. On March 18, 2005 the Company was recently served with a Statement of Claim based on a failure to pay under the settlement agreement and promissory note. The settlement agreement called for the shares issued under the agreement to have a minimum value one year for the date of issuance. The Company feels that the settlement agreement was complied with in full by the company and no additional amounts are due under the settlement agreement. As of September 20, 2005, the suit is in the initial stages and no amounts have been accrued.

AJW Partners, LLC, AJQ Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC v. Roanoke Technology Corp., Supreme Court of the State of New York, Index No. 04-600698. The complaint was filed on March 16, 2004 and served on March 19, 2004. The lawsuit was commenced based upon stock purchase agreement comprised of convertible debenture bonds with attached warrants with the plaintiffs. The suit was settled in full during 2004.

T&B Associates, Inc. and Thomas Bojadzijev v. Roanoke Technology Corp., Circuit Court of Orange Count, Florida, Case # 05-CA-3669. On May 2, 2005 we were serviced with a summons and complaint based upon a breach of contract. We have retained local counsel in Florida to defend us in this action. The complaint seeks declaratory and injunctive relief for the withdraw of shares issued to a third party, which shares were issued as part of a agreement issued after the alleged agreement with T & B Associates, Inc. and binding arbitration for the enforcement of the agreement and issuance of the common shares due under the agreement. The proceeds were received directly by our President and not by the Company. The Company has recorded the amount as a loan from a stockholder at July 31, 2005. The Company claims that there was no agreement in place and no fees are owed. As of July 31, 2005, the Company has not accrued any expenses related to this lawsuit.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

(UNAUDITED)

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

(C) In-Kind Contribution

During 2005, the Company received an in-kind contribution of $18,750 for the fair value of interest contributed by its President (See Notes 3 and 6).

NOTE 6	RELATED PARTY TRANSACTIONS

During 2004, the Company’s President exchanged 100,000,000 shares of common stock for 10,000,000 shares of Class A common stock.

During the nine months ended July 31, 2005, the Company received $70,572 of loans from a principal stockholder.

During 2005, the Company received an in-kind contribution of $18,750 for the fair value of interest contributed by its President (See Notes 3 and 5).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a negative working capital of $1,406,831, a stockholders’ deficiency of $2,002,348 and has a negative cash flow from operations of $170,457. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ROANOKE TECHNOLOGY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2005

(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended July 31, 2005 Compared with Three Months ended July 31, 2004

Revenues for the three-month period ended July 31, 2005 and 2004 were $254,291 and $188,007, respectively. This increase in revenue is primarily due to our affiliate program, which has generated over $100,000 since its inception and the replacement of a non-performing salesperson with a performing salesperson. Research and development costs decreased during these respective three-month periods from $22,136 to $0.

Nine Months Ended July 31, 2005 Compared with Nine Months ended July 31, 2004

Revenues for the six months ended July 31, 2005 and 2004 were $684,760 and $609,737, respectively. This increase in revenue is primarily due to our affiliate program, which has generated over $125,000.00 since its inception and the replacement of a non-performing salesperson with a performing salesperson. Research and development costs decreased during these respective nine-month periods from $89,082 to $0.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, we had $16,229 in cash as compared to $102,841 in cash at July 31, 2004. Cash outflows from operating activities were $170,457 for the nine months ended July 31, 2005 as compared with cash outflows of $328,313 in the prior year’s period. Cash outflows from investing activities were $0 as compared with ($53,403) in the prior year’s period.

Outlook

During the past nine months, we have concentrated our efforts on minimizing company expenses and focusing the direction of the company on our affiliate and sales leads efforts. The long-term projections for this endeavor appear to be substantially more favorable than our current main primary source of income, Top-10 Promotions.

We are making use of the personnel and technology we have in place for Top-10 Promotions in developing these programs. By doing this, we have minimized research and development expenses as well as training expenses for new employees.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Sancor Industries Ltd. v. Sun-Mar Corporation, Top-10 Promotions, Inc. and Roanoke Technology Corp. Ontario Superior Court of Justice, Court File No.99-CV-172600 CMA. A judgment was granted against us for unauthorized insertion of the plaintiffs trademarks in our mega-tags. A settlement agreement was subsequently entered into. On March 18, 2005 we were recently served with a Statement of Claim based on a failure to pay under the settlement agreement and promissory note. The settlement agreement called for the shares issued under the agreement to have a minimum value one year for the date of issuance. We feel that the settlement agreement was complied with in full by us and no additional amounts are due under the settlement agreement. We are in the processing of negotiating a potential settlement of any remaining issues but to date no settlement has been reached.

T&B Associates, Inc. and Thomas Bojadzijev v. Roanoke Technology Corp., Circuit Court of Orange Count, Florida, Case # 05-CA-3669. On May 2, 2005 we were serviced with a summons and complaint based upon a breach of contract. We retained local counsel in Florida to defend us in this action. The complaint was for declaratory and injunctive relief for the withdraw of shares issued to a third party, which shares were issued as part of a agreement issued after the alleged agreement with T & B Associates, Inc. and binding arbitration for the enforcement of the agreement and issuance of the common shares due under the agreement. The proceeds were received directly by our President and not by us. We claim that there was no agreement in place and we are currently attempting to negotiate a settlement on this claim but to date no settlement has been reached.

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

On May 26, 2005, the Company filed an amendment to its 8K based on a restatement of its financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROANOKE TECHNOLOGY CORP.

By:	/s/ David L. Smith
DAVID L. SMITH
Chairman of the Board of Directors
CEO and CFO

Dated:	September 21, 2005